Form 10QSB
period 2002-03-31
ZEOLITE MINING CORP
filed 2002-05-14
CIK 1134018

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-56686

ZEOLITE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

2272 West Seventh Avenue
Vancouver, British Columbia
Canada V6K 1Y2
(Address of principal executive offices)

(604) 731-7040
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 5,000,000

=================================================================================

PART I.

ITEM 1. - Financial Statements

Board of Directors
Zeolite Mining Corporation
Vancouver, BC
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Zeolite Mining Corporation (an exploration stage company) as of March 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the nine months then ended, for the period ended March 31, 2001 and for the period from October 5, 2000 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the period ended June 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated September 25, 2001. We have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues or assets. The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

May 1, 2002

ZEOLITE MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS
		March 31, 2002 (unaudited)		June 30, 2001
ASSETS	$	- ============	$	- ==========
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable		$1,790		$-
Related party payable		10,003		5,500
Total Current Liabilities		11,793		5,500
COMMITMENTS AND CONTINGENCIES		-		-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.00001
par value, 5,000,000 shares issued and outstanding		50		50
Additional paid-in capital		274,950		274,950
Accumulated deficit during exploration stage		(286,793)		(280,500)
TOTAL STOCKHOLDERS' DEFICIT		(11,793)		(5,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	- ============	$	- ==========

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2002 (unaudited)			Three Months Ended March 31, 2001 (unaudited)		Nine Months Ended March 31, 2002 (unaudited)	Period from October 5, 2000 (Inception) to March 31, 2001 (unaudited)	Period from October 5, 2000 (Inception) to March 31, 2002 (unaudited)
REVENUES		$-		$-		$-	$-	$-
EXPENSES
Consulting services provided by officers		-		-		-	251,992	251,992
Legal and professional fees		1,790		18,497		6,293	23,000	31,793
Mining exploration		-		-		-	2,468	2,968
General and administrative expenses		-		-		-	40	40
TOTAL EXPENSES		1,790		18,497		6,293	277,500	286,793

LOSS BEFORE INCOME TAXES		(1,790)		(18,497)		(6,293)	(277,500)	(286,793)
INCOME TAXES		-		-		-	-	-

NET LOSS		$(1,790) =========		$(18,497) ========		$(6,293) ========	$(277,500) ========	$(286,793) ========

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$	nil =========	$	nil ========	$	nil ========	$(0.06) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED		5,000,000 =========		5,000,000 ========		5,000,000 ========	5,000,000 ========

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' DEFICIT
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
	Number Of Shares	Amount
Issuance of common stock for mining claims and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Net loss for the nine months ended March 31, 2002	-	-	-	(6,293)	(6,293)

Balance, March 31, 2002 (unaudited)	5,000,000 =========	$50 =======	$274,950 ========	$(286,793) ========	$(11,793) ========

See accompanying notes and accountant's revew report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
		Nine Months Ended March 31, 2002 (unaudited)		Period from October 5, 2000 (Inception) to March 31, 2001 (unaudited)		Period from October 5, 2000 (Inception) to March 31, 2002 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(6,293)		$(277,500)		$(286,793)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services		-		251,992		251,992
Stock issued for expenses		-		22,508		23,008
Increase in accounts payable		1,790		-		1,790
Expenses paid by related party		4,503		3,000		10,003
Net cash used by operating activities		-		-		-
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES		-		-		-
Increase in cash		-		-		-
Cash, beginning of period		-		-		-
Cash, end of period	$	- ===========	$	- ===========	$	- ===========
SUPPLEMENTAL DISCLOSURES:
Interest paid	$	- ===========	$	- ===========	$	- ===========
Income taxes paid	$	- ===========	$	- ===========	$	- ===========

NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services		$-		$251,992		$251,992
Stock issued in payment of expenses		$-		$22,508		$23,008

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeolite Mining Corporation (hereinafter "the Company") filed for incorporation on October 5, 2000 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company's fiscal year-end is June 30.

The Company is actively seeking additional capital and management believes that the Company can develop mining claims, which it has acquired in British Columbia. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the exploration stage, as it has not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration Stage Activities
The Company has been in the exploration stage since its formation in October 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. At March 31, 2002, the Company held two claims in British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Accounting Pronouncements
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as they do not currently have amortizable assets.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption has no effect on the financial statements of the Company at March 31, 2002, as the Company has no long-lived assets.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and the adoption has no effect on the financial statements of the Company at March 31, 2002, as the Company has no long-lived assets.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2002, the Company had net deferred tax assets of approximately $7,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $34,800, which expire in years 2020 through 2021. The Company recognized approximately $250,000 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $6,293 for the nine months ended March 31, 2002, has an accumulated deficit of $286,793 and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The carrying amount for accrued liabilities approximate their fair value.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented

Interim Financial Statements
The interim financial statements as of and for the nine months ended March 31, 2002 included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - COMMON STOCK

On October 5, 2000, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The aforementioned shares were issued in payment of consulting services in the amount of $251,992, legal fees advanced in the amount of $20,000, and expenses of $3,008. These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

The shareholders of the Company provided services, paid expenses and advanced funds in the amount of $275,000 on behalf of the Company, and were repaid by the issuance of common stock. See Note 3. An officer and shareholder of the Company paid additional expenses on behalf of the Company in the amount of $10,003, which has been reflected as a short-term uncollateralized loan, bearing no interest and having no specific due date.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Mining Industry
The Company is engaged in the exploration and development of mineral properties. At present there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Registration with the Securities and Exchange Commission
The Company recently registered as a publicly traded company. In this regard, the Company signed a contract with a securities attorney. The total fees to be paid to the attorney amount to $35,000 of which $20,000 has been paid and is reflected in the net loss for the period ending June 30, 2001. The remaining $15,000 has become due subsequent to this reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

Our proposed exploration program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our properties. We intend to retain Timothy L. Sadlier-Brown, a consulting exploration geologist and partner in the firm of Nevin Sadlier-Brown Goodbrand Ltd., consulting geologist. We also intend to retain Larry Sookochoff, mining engineer and owner of Sookochoff Consultants Inc. While we intend to retain both, we have not entered into any formal agreement with them and will not do so until this offering is completed.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties. The assay report referred to in the business section is limited to one small sample and should not be considered an indication of the amount of zeolite on the property. At any phase, if we find that we do not have adequate funds to complete a phase, we will suspend our operations and attempt to raise more money so we can proceed. If we cannot raise the capital to proceed we will cease operations until we have sufficient capital.

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our property.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. Based upon a physical examination of the property, no previous exploration activity has been conducted thereon. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area. We do not intend to survey the property until we determine if there is mineralized material on the property. We intend to rely upon our staking until then. The estimated fee for surveying will be approximately $2,000 - $2,500 for an area 100 yards by 50 yards.

Trenches are generally approximately 150 feet in length and 10-20 feet wide. These dimensions allow for a thorough examination of the property. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations, in the event that it is not economically feasible to remove mineralized material. Once excavation of a trench is completed, samples will taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the claim has current economic potential and whether further exploration is warranted. Excavation will cost approximately $2,000 - $4,000 for area of 100 yards by 50 yards.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the trenching identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* more extensive trenching
* more advanced geophysical work

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $40,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive digging extensive pits on the property. Phase 3 will take about 6 months and cost up to $80,000.

Based upon our plan of operations, we believe it will take one year to complete our plan of exploration at a cost not exceeding $140,000. The time allocated for each phase considers the terrain of the property, ability to access the property with equipment, and the fact that our officers and directors will only be devoting 25% of their time to our operations.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves. We do not have any plans to take our operations from Phase 3 to revenue generation and no consideration will be given to development until we find mineralized material which is profitably recoverable.

No further disclosure has been made regarding the phases of exploration. We believe that to do so would be to introduce speculative unsupportable predictions that we believe would be materially misleading because our property is an unexplored, undeveloped piece of land. We don=t know what we will find, if anything, and because we have not even begun exploration we cannot possibly predict what we will find. We are an exploration company. If we find economically recoverable mineralized material, we will have to raise additional funds to extract the same. Then we will become a development stage company.

To meet our need for cash we are attempting to raise money from a public offering. We cannot guaranty that we will be able to raise enough money through this offering to stay in business and we do not know how long we can satisfy our cash requirements. What ever money we do raise will be applied to exploration. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. They are willing to review their decision in the future after they have had an opportunity to see how much money has been raised in the public offering in order to determine if there is a need for additional commitments by them. Even if there is a need for additional money, there is no assurance that the officers and directors will loan additional money to us. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this section, we have no other financing plans.

We will be conducting research in connection with the exploration of our property. The research we intend to conduct is explained Phase 1 of our proposed operations. We are not going to buy or sell any plant or significant equipment.

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. There duties will be handle the our day-to-day administration. We intend to hire third party independent contractors to for geology, engineering, actual surveying, excavating and mining the property. The third party independent contractors will be under our officers and directors supervision. As of today's date, we have not selected geologists, engineers, surveyors or excavators and we do not intend to do so until we have completed our public offering.

Limited operating history; need for additional capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From inception on October 5, 2000.

We have acquired one property and are commencing the research and exploration stage of our mining operations on that property at this time.

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization are legal fees for incorporation and preparing this registration statement; fees paid to our auditors; and the cost of obtaining our property. The costs of organization from October 5, 2000 to March 31, 2002 was $34,801. This is comprised of $20,000 paid to our attorney, Conrad C. Lysiak to incorporate us and prepare our registration statement. We owe Mr. Lysiak an additional $15,000 which has become due subsequent to this reporting period. Other than the legal fees paid to Mr. Lysiak, no other legal fees have been incurred in connection with this registration statement. No shares of our stock have been issued to Mr. Lysiak or to anyone for legal services. In addition, we paid $11,793 to our auditor, Williams & Webster; we paid $2,968 for exploration expenses; and, we paid $40 for administrative expenses. Exploration expenses include filing fees for the claims, travel expenses related to claim staking and test sampling.

The costs are based upon our out-of-pocket cost, i.e. the amount of money we had to pay for the services. The costs of organization was paid by our officers and directors and have been accrued as a loan in the amount of $10,003 which must be repaid, however, the proceeds from our public offering will not be used to repay the $10,003. Revenues generated from the operations will be used to repay the $10,003, if and when revenues are ever generated.

Liquidity and capital resources

As of the date hereof, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2000. This was accounted for as a compensation expense of $251,992 and advances and reimbursement by our officers and directors of expenses of $23,008. Since no quoted market price existed for the common stock at the time of transaction, management determined the price of the stock base upon the fair value of the services rendered and expenses reimbursed.

Since our inception, Messrs Brandys and Hopper have paid expenses for us in the total sum of $31,008, which included organizational and start-up costs and operating capital.

As of March 31, 2002 our total assets were $-0- and our total liabilities were $11,793.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2002.

ZEOLITE MINING CORPORATION
(Registrant)

BY: /s/ Alan Brandys
Alan Brandys President, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer, and a member of the Board of Directors