Form 10KSB
period 2002-06-30
ZEOLITE MINING CORP
filed 2002-09-27
CIK 1134018

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-56686

ZEOLITE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

2272 West Seventh Avenue
Suite 318
Vancouver, British Columbia
Canada V6K 1Y2
(Address of principal executive offices, including zip code.)

(604) 731-7040
(Registant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

State issuer's revenues for its most fiscal year June 30, 2002: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 16, 2002, no market exists.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2002: 6,138,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

General

We were incorporated in the State of Nevada on October 5, 2000. We intend to explore for zeolite on our property. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite B, Las Vegas, Nevada 89120 and our business office is located at 2272 West Seventh Avenue, Suite 318, Vancouver, British Columbia, Canada V6K 1Y2. Our telephone number is (604) 731-7040. Our offices are offices are located in the home of Alan Brandys and are used rent free.

We intend to explore for zeolite on our property. We will begin operations on September, 2002. We may not have enough money to complete our exploration projects. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $10,000 and as much as $140,000 to find out. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

Background

In October 2000, Mr. Douglas Hopper, our vice president, secretary, and a member of the board of directors, staked one mineral property containing two mining claims in British Columbia, Canada. The claims are recorded in Mr. Hopper's name to avoid incurring additional fees and expenses, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Hopper transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Hopper will be liable to us for monetary damages for breach of his warranty of title. We, however, are confident and comfortable in our belief that Mr. Hopper will not try to transfer the title to the property to a third person. Title is held in Mr. Hopper's name because under British Columbia provincial law, only residents of British Columbia can hold title to British Columbia mining claims. In the case of a corporation, it must be incorporated under the laws of British Columbia. Therefore, in order to transfer title to the property from Mr. Hopper to us, we will have to incorporate a wholly owned British Columbia corporation and obtain audited financial statements for the subsidiary.

We believe to do so at this time is a waste of money. We have decided that if zeolite is discovered on the property and it is economical to remove the zeolite, we will incorporate the subsidiary and transfer the title to the wholly owned subsidiary corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

We must pay fees in order to maintain our claims. We have paid those fees. The fees are CDN$150.00 per year.

To date we have not performed any work on our property. We have not conducted any surveying. We have only staked the property and observed the surface characteristics of the property.

We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in our property until exploration is done and a comprehensive evaluation concludes it is economically feasibility to remove the mineralized material. Until we have discovered zeolite and determined it is economically feasible to remove the zeolite, we cannot not determine the remaining steps required before zeolite retrieval can commence.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. There are no native land claims that affect our title to the property.

The claims

Our property consists of two claims, the Cash 1 and Cash 3 Claim.

The Cash 1 Claim, legal tenure number 381901, was recorded in November 2000 and expires on November 3, 2003, if not renewed. The Cash 1 Claim can be renewed by the payment of a fee of CDN$150.00 per year or the performance of work thereon. The claim is a 500 by 500 meter two post claim.

The Cash 3 Claim, legal tenure number 381903, was recorded in November 2000 and expires on November 3, 2004, if not renewed. The Cash 3 Claim can be renewed by the payment of a fee of CDN$150.00 per year or the performance of work thereon. The claim is a 500 by 500 meter, two post claim.

Location and access

As we said, our property consists of two claims containing 124 acres. The claims are located 2.5 miles northwest of the town of Princeton, British Columbia and covers a portion of the western slopes of Mount Miner. Princeton is located approximately 185 miles east of Vancouver, British Columbia on the Southern TransProvincial Highway No. 3.

Access to the property from Princeton is via Highway 5A northward to the Old Hedley Road then east approximately 550 yards to the Dear Valley or Summerland Road. This road is taken for approximately 5 miles northward and eastward to the western slope of Mount Miner and the east-west claim line of the property.

Property geology

The major type of rock found on the property is volcanic. Zeolites occur naturally in basic volcanic rocks as cavity filings, probably as a result of deposition by fluids and vapors. Both of our officers and directors have been on the property on a number of occasions and observed porous rocks on the property. They picked up some of the rocks and had them assayed. The results were that the rocks were volcanic in origin and contained zeolites. Other than the foregoing, no rock formations and mineralization of potential economic significance was observed by our officers and directors on the property.

Douglas Hopper, one of our officers and directors, was originally prospecting for gold on the property. He did not observe any indication of gold on the property. He took samples for assaying and found from the assay report that the sample contained zeolites. From this report, our officers and directors decided to explore for zeolites. Other than the foregoing, no technical information was used for the selection of the property. The decision to select the property was made solely by our officers and directors.

Condition of the property

The property is undeveloped. There are no plants or equipment located thereon. There are no mines, open pits or underground workings on the property. There is no power source on the property. We intend to use gasoline powered generators for electricity when we begin exploration.

The lease granted from the Crown is recorded in the name of Douglas Hopper but we hold an unrecorded lease to the claims. The claims are comprised of two unpatented mining claims containing 124 acres. There are no mortgages, liens or other encumbrances against the property.

There are no general competitive conditions to which the properties are subject. We are the only entity that can explore the property.

The property is entirely undeveloped and in the opinion of management does not need insurance coverage.

Zeolite in general

Zeolite is any member of a family of hydrated aluminosilicate minerals that contain alkali and alkaline-earth metals. Zeolite is noted for its ability toward ion-exchange and reversible dehydration. Zeolite is used in the separation of hydrocarbons, such as in petroleum refining; drying of gases and liquids; and, pollution control by selective molecular absorption.

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

No further disclosure has been made regarding the phases of exploration. We believe that to do so would be to introduce speculative unsupportable predictions that we believe would be materially misleading because our property is an unexplored, undeveloped piece of land. We don't know what we will find, if anything, and because we have not even begun exploration we cannot possibly predict what we will find. We are an exploration company. If we find economically recoverable mineralized material, we will have to raise additional funds to extract the same. Then we will become a development stage company.

Status of Exploration

As of today's date we have commenced Phase One of our exploration program.

Competitive factors

The zeolite mining industry is fragmented. We compete with other exploration companies looking for zeolite. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the zeolite mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available zeolite markets exist in Canada and around the world for the sale of zeolite. Assuming our property is inundated with zeolites, of which there is absolutely no assurance, we will be able to sell all of the zeolite produced therefrom.

Natural zeolite is used for pet litter, animal fee supplement, soil conditioner, soil absorption, fertilizer carrier, oil absorbent, odor control, aquaculture, horticulture applications, desiccants, gas absorbents, catalysts, and water purification. Approximately 50% of natural zeolite is used for cat litter.

We plan to sell any zeolite removed from our property to one or more wholesale producers. We intend to sell our zeolite to Allie's Wholesale, Fraser Valley Greenhouse Supply or Pacific Northwest Garden Supply which are located in Vancouver, British Columbia or the state of Washington.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property. We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. Prior to disturbing the surface area, we will have to submit a plan to the British Columbia Inspector of Mines describing our plan for exploration. That plan is set forth therein as Phases 1, 2, and 3. After the plan is reviewed, a permit is issued for exploration. We do not anticipate the discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law upon termination of our operations. The cost of restoring the land to its pre-exploration condition cannot be determined until we abandon the property, if ever. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future. Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect " of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of our property. We cannot speculate on those costs until such time as we have conducted our exploration.

Employees

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. Their duties will be to handle our day-to-day administration. We intend to hire third party independent contractors for geology, engineering, actual surveying, excavating and mining property. The third party independent contractors will be under our officers and directors supervision.

Employees and employment agreements

At present, we have no employees, other than Messrs Brandys and Hopper, our officers and directors, who were compensated for their services. Messrs Brandys and Hopper do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Related Events

On April 9, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-56686, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

On June 15, 2002, we completed our public offering by raising $113,800, and sold 1,138,000 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The net proceeds of the offering were $113,800.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

To date we have spent $5,000 on exploration expenses.

Risk Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may have to suspend or cease operations within four months.

2. We lack an operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated October 5, 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $303,071. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to find zeolites on our property
* our ability to generate revenues
* our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our property. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we cannot guarantee we will find any zeolite or if we find zeolite that production will be profitable. If that happens we will have to cease operations.

We have no known ore reserves. We have not identified any zeolite on the property and we cannot guarantee we will ever find any zeolite. Even if we find that there is zeolite on our property, we cannot guarantee that we will be able to recover the zeolite. Even if we recover zeolite, we cannot guarantee that we will make a profit. If we can't find zeolite or it is not economical to recover the zeolite, we will have to cease operations.

4. Rain and snow make the road leading to our property impassable during four months of the year. This will delay our proposed exploration operations which could prevent us from generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to our property to be impassible during four months of the year. When roads are impassible, we are unable to work and as a consequence, unable generate revenues.

5. Because our officers and directors will only be devoting 25% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors will only be devoting 25% of their time to our operations, our operations may be sporadic and occur at times which are convenient to officers and directors. As a result, exploration of our property may be sporadic, interrupted or suspended.

6. Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

Title to our property is not held in our name. Title to our property is recorded in the name of Douglas Hopper. If Mr. Hopper transfers our property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

7. Because our officers and directors own more than 50% of the outstanding shares. they will be able to decide who will be directors and you may not be able to elect any directors.

Messrs Brandys and Hopper own 5,000,000 shares and control us. As a result, Messrs Brandys and Hopper will be able to elect all of our directors and control our operations.

8. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

9. Because our officers are also officers of Zeolite Exploration there could be a conflict of interest between Zeolite Exploration and us.

Messrs Brandys and Hopper are also officers and directors of Zeolite Exploration Company. Zeolite Exploration and our corporation are identical with the exception of the property to be explored.

10. Our officers and directors have conflicts of interest in that they are officers and directors of other companies which will prevent them from devoting full-time to our operations which may affect our operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other companies. Messrs Brandys and Hopper's other activities will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our property consists of two claims, the Cash 1 and Cash 3 Claim.

The Cash 1 Claim, legal tenure number 381901, was recorded in November 2000 and expires on November 3, 2003, if not renewed. The Cash 1 Claim can be renewed by the payment of a fee of CDN$150.00 per year or the performance of work thereon. The claim is a 500 by 500 meter two post claim.

The Cash 3 Claim, legal tenure number 381903, was recorded in November 2000 and expires on November 3, 2004, if not renewed. The Cash 3 Claim can be renewed by the payment of a fee of CDN$150.00 per year or the performance of work thereon. The claim is a 500 by 500 meter, two post claim.

As we said, our property consists of two claims containing 124 acres. The claims are located 2.5 miles northwest of the town of Princeton, British Columbia and covers a portion of the western slopes of Mount Miner. Princeton is located approximately 185 miles east of Vancouver, British Columbia on the Southern TransProvincial Highway No. 3.

Access to the property from Princeton is via Highway 5A northward to the Old Hedley Road then east approximately 550 yards to the Dear Valley or Summerland Road. This road is taken for approximately 5 miles northward and eastward to the western slope of Mount Miner and the east-west claim line of the property.

Our administrative office is located at 2272 West Seventh Avenue, Suite 318, Vancouver, British Columbia, Canada V6K 1Y2, telephone (604) 731-7040 and our registered statutory office is located at 5844 South Pecos Road, Suite B, Las Vegas, Nevada 89120.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,138,000 shares of common stock outstanding as of September 16, 2002, 5,000,000 shares were owned by our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 16, 2002 there were 92 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration of our property. Our company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On June 15, 2002, we completed our public offering by raising $113,800, we sold 1,138,000 shares of our common stock at an offering price of ten cents per share.

At June 30, 2002, we had positive working capital of $85,729 compared to working capital of $(5,500) at June 30, 2001. This change is the result of the funds raised from our public offering less the expense of legal and professional fees.

At June 30, 2002, our total assets of $113,794 consisted of cash. This compares with our assets at June 30, 2001 of $-0-.

At June 30, 2002, our total liabilities increased to $28,065 from $5,500 at June 30, 2001.

We have not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of our securities and, as necessary, or from shareholder loans.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development, we do not expect to purchase or sell any significant equipment, and we do not expect any significant changes in the number of our employees

We believe we can satisfy our cash requirement until December 2002 and will have to raise additional cash thereafter.

We have inadequate cash reserves to maintain our offices and operations during the next twelve months ending June 30, 2003. At June 30, 2002, we have working capital of $85,729 and expenses of $22,571 in fiscal 2002. The ability of our company to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our company posted losses of $22,571 for the year ending June 30, 2002. The principal components of the loss were legal and professional fees.

Operating expenses for the year ending June 30, 2002 were $22,571, down from $280,500 for the year ending June 30, 2001, primarily as a result of decreased consulting services provided by officers.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; any assets or items of value reckoned in Canadian Dollars are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred. The resulting translation adjustments are recorded within other comprehensive income.

2) Research, development and exploration expenditure.

All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

3) Capitalization of intangible fixed assets.

Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. We have adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of our business the impact is expected to be miniscule.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Zeolite Mining Corporation
Vancouver, BC
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Zeolite Mining Corporation (an exploration stage company) as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Mining Corporation as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington

August 6, 2002

ZEOLITE MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$113,794	$-
TOTAL CURRENT ASSETS	113,794	-

TOTAL ASSETS	$113,794	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,272	$-
Related party payable	26,793	5,500
TOTAL CURRENT LIABILITIES	28,065	5,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized; $0.00001 par value, 6,138,000 and 5,000,000 shares issued and outstanding, respectively	61	50
Additional paid-in capital	388,739	274,950
Accumulated deficit during exploration stage	(303,071)	(280,500)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	85,729	(5,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$113,794	$-

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS
		Year Ended June 30, 2002	Period from October 5, 2000 (Inception) to June 30, 2001	Period from October 5, 2000 (Inception) to June 30, 2002
REVENUES		$-	$-	$-

EXPENSES
Consulting services provided by officers		-	251,992	251,992
Legal and professional fees		22,565	25,500	48,065
Mining exploration		-	2,968	2,968
General and administrative expenses		6	40	46
TOTAL EXPENSES		22,571	280,500	303,071

LOSS BEFORE INCOME TAXES		(22,571)	(280,500)	(303,071)

INCOME TAXES		-	-	-

NET LOSS		$(22,571)	$(280,500)	$(303,071)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$	nil	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED		5,055,690	5,000,000

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
	Number of Shares	Amount
Common stock issued for mining claims and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	$61	$388,739	$(303,071)	$85,729

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2002	Period from October 5, 2000 (Inception) to June 30, 2001	Period from October 5, 2000 (Inception) to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,571)	$(280,500)	$(303,071)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	251,992	251,992
Stock issued for expenses	-	23,008	23,008
Increase in accounts payable	1,272	-	1,272
Increase in related party payable	21,293	5,500	26,793
Net cash used by operating activities	(6)	-	(6)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	113,800	-	113,800
Net cash provided by financing activities	113,800	-	113,800

Increase in cash	113,794	-	113,794
Cash, beginning of period	-	-	-

Cash, end of period	$113,794	$-	$113,794
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$251,992	$251,992
Stock issued in payment of expenses	$-	$23,008	$23,008

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Exploration Stage Activities
 The Company has been in the exploration stage since its formation in October 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. At June 30, 2002, the Company held two mineral property claims in British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Cash and Cash Equivalents
 For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
 Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
 The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have amortizable assets.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption has no effect on the financial statements of the Company at June 30, 2002, as the Company has no long-lived assets.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption has no effect on the financial statements of the Company at June 30, 2002.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

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

At June 30, 2002, the Company had net deferred tax assets of approximately $10,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $50,000, which expire in years 2020 through 2021. The Company recognized approximately $250,000 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets.

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $22,571 for the year ended June 30, 2002, has an accumulated deficit of $303,071 and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
 The carrying amount for accrued liabilities approximate their fair value.

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented

NOTE 3 B COMMON STOCK

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

During June 2002, 1,138,000 shares of common stock were issued for $113,800 cash.

NOTE 4 B RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

The shareholders of the Company provided services, paid expenses and advanced funds in the amount of $275,000 on behalf of the Company, and were repaid by the issuance of common stock. See Note 3. An officer and shareholder of the Company paid additional expenses on behalf of the Company in the amount of $26,793, which has been reflected as a short-term uncollateralized loan, bearing no interest and having no specific due date.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5 B COMMITMENTS AND CONTINGENCIES

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

Concentration of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $113,794 as of June 30, 2002. This account is not insured.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Positions
Alan W. Brandys	45	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors
Douglas Hopper	65	vice president, secretary and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Alan W. Brandys has been our president, chief executive officer, treasurer, chief financial officer and a member of our board of directors since inception. Since May 2001, Mr. Brandys has been president, treasurer and a director of Zeolite Exploration Company, an exploration company located in Vancouver, British Columbia. Since March 1994, Mr. Brandys has been self-employed as a financial consultant. Since October 1997, Mr. Brandys has been a director of Canica Mineral Development Inc., a British Columbia corporation located in Vancouver. Canica Mineral is engaged in the business of exploration. From April 1994 to April 1998, Mr. Brandys was a development consultant for Miranda Incorporated, an oil and gas corporation located in Independence, Kansas. Mr. Brandys was a co-founder and from March 1993 to May 1998, a director of Autotech Protection Systems Inc. located in Edmonton, Alberta, Canada. Autotech Protection was engaged in the business of car detailing for new car dealers. From June 1988 to July 1990, Mr. Brandys was vice president of marketing of Telesis Corporation Inc., Edmonton, Alberta, Canada. Telesis Corporation was engaged in the business of manufacturing environmental safe properties. From January 1983 to April 1988, Mr. Brandys was senior stockbroker at First Commonwealth Securities Corporation, Edmonton, Alberta, Canada. From January 1981 to January 1983, Mr. Brandys was Director of Technology at Caribou Hydrocarbon Products Ltd., Vancouver, British Columbia. Caribou Hydrocarbon Products was engaged in the extraction of byproducts from wood chips. Mr. Brandys holds a Master of Business Administration degree from the University of British Columbia and a Bachelor of Science degree in biology from the University of British Columbia. Mr. Brandys will devote 25% of his time to our operation.

Douglas H. Hopper has been our vice president, secretary and a member of our board of directors since inception. Since May 2001, Mr. Hopper has been secretary and a director of Zeolite Exploration Company, an exploration company located in Vancouver, British Columbia. Since January 1991, Mr. Hopper has been prospecting for zeolite, platinoids, copper and gold. Mr. Hopper will devote 25% of his time to our operation. Mr. Hopper was previously employed by Kennecot Mining in Houston, British Columbia from February 1969 to June 1971 and Falconbidge Mining, Sudbury, Ontario from March 1963 to April 1964. While at Kennecot, Mr. Hopper was employed as a mining technologist. His duties included logging core, soil sampling, surveying, and supervision of diamond drilling. While at Falconbridge, Mr. Hopper was employed as a mining technologist. His duties included logging and drilling core, taking metallurgical samples, and ore body calculation. Mr. Hopper holds a degree in Mining Technology from Haileybury Mining School, Haileybury, Ontario, Canada (1966). Mr. Hopper's technical expertise is derived from his on-the-job experience. He has no formal training in the area of mineral exploration.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Committees of the Board of Directors

We have established no committees.

Compliance with Section 16 (a) of the Securities Exchange Act

We are not subject to Section 16(a) of the Securities Exchange Act of 1934, and accordingly no reports on Form 3, 4 or 5 have been filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the four most recent fiscal years.

Summary Compensation Table
Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Alan W. Brandys president, treasurer & director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Douglas Hopper vice president, secretary & director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 16, 2002, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Alan W. Brandys	2,500,000	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors	40.73%
Douglas Hopper	2,500,000	vice president, secretary and a member of the board of directors	40.73%
All officers and directors as a Group (2 Persons)	5,000,000		81.46%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 2000, we issued a total of 5,000,000 shares of restricted common stock to Alan W. Brandys and Douglas H. Hopper, officers and directors of our company. This was accounted for as a compensation expense of $251,992 and advances and reimbursement expenses of $23,008.

Since our inception, Messrs. Brandys and Hopper, advanced loans to us and paid expenses on our behalf in the total sum of $31,008, which were used for organizational and start-up costs and operating capital. The advances in the amount of $23,008 were repaid as a portion of the stock issuance, with the balance of $8,000 still owing at December 31, 2001. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loans and they are not due on a specific date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-56686 on March 7, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Cash 1 Claim. Cash 3 Claim. Conveyance by Hopper to the Company Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 2002.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan W. Brandys Alan W. Brandys President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Alan W. Brandys Alan W. Brandys	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	September 26, 2002
/s/ Douglas H. Hopper Douglas H. Hopper	Vice President, Secretary and a member of the Board of Directors	September 26, 2002

CERTIFICATION

I, Alan W. Brandys, President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of Zeolite Mining Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of Zeolite Mining Corporation.

Date: September 26, 2002

/s/ Alan W. Brandys
Alan W. Brandys
President, Chief Executive Officer, Treasurer and Chief Financial Officer