Form 10QSB
period 2002-09-30
ZEOLITE MINING CORP
filed 2002-11-14
CIK 1134018

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 6,138,000

==================================================================================

PART I.

ITEM 1. - Financial Statements

Board of Directors
Zeolite Mining Corporation
Vancouver, BC
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Zeolite Mining Corporation (an exploration stage company) as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended and for the period from October 5, 2000 (inception) to September 30, 2002. All information included in these financial statements is the representation of the management of Zeolite Mining Corporation.

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

The financial statements for the year ended June 30, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated August 6, 2002. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 7, 2002

ZEOLITE MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS

	September 30,
	2002	June 30,
	(unaudited)	2002
ASSETS
CURRENT ASSETS
Cash	$102,484	$113,794
TOTAL CURRENT ASSETS	102,484	113,794
TOTAL ASSETS	$102,484	$113,794
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	2,941	$1,272
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	29,734	28,065
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001
par value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during exploration stage	(316,050)	(303,071)
TOTAL STOCKHOLDERS' EQUITY	72,750	85,729
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,484	$113,794

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS
					Period from
		Three Months			October 5, 2000
		Ended		Three Months	(Inception) to
		September 30,		Ended September 30,	September 30,
		2002		2001	2002
		(unaudited)		(unaudited)	(unaudited)
REVENUES		$-		$-	$-
EXPENSES
Consulting services provided by officers		-		-	251,992
Legal and professional fees		2,941		2,500	51,006
Mining exploration		10,000		-	12,968
General and administrative expenses		38		-	84
TOTAL EXPENSES		12,979		2,500	316,050

LOSS BEFORE INCOME TAXES		(12,979)		(2,500)	(316,050)

INCOME TAXES		-		-	-
NET LOSS		$(12,979)		$(2,500)	$(316,050)
NET LOSS PER COMMON SHARE, BASIC AND
DILUTED	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND
DILUTED		6,138,000		5,000,000

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total
Common stock issued for mining claims and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the period ended September 30, 2002	-	-	-	(12,979)	(12,979)

Balance, September 30, 2002 (unaudited)	6,138,000	$61	$388,739	$(316,050)	$72,750

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
	Three Months	Three Months	October 5, 2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2002	2001	2002
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,979)	$(2,500)	$(316,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Increase in accounts payable	1,669	-	2,941
Increase in related party payable	-	2,500	26,793
Net cash used by operating activities	(11,310)	-	(11,316)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800
Increase in cash	(11,310)	-	102,484

Cash, beginning of period	113,794	-	-

Cash, end of period	$102,484	$-	$102,484

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

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

Exploration Stage Activities
 The Company has been in the exploration stage since its formation in October 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. At September 30, 2002, the Company held two mineral property claims in British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Cash and Cash Equivalents
 For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Recent Accounting Pronouncements
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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2002, the Company had net deferred tax assets of approximately $63,200, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has net operating loss carryforwards of approximately $316,050, which expire in years 2020 through 2022.

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $12,979 for the period ended September 30, 2002, has an accumulated deficit of $316,050 and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
 The carrying amount for accounts payable and accrued liabilities approximate their fair value.

Interim Financial Statements
 The interim financial statements as of and for the three months ended September 30, 2002 included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

Concentration of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $102,484 as of September 30, 2002. This account is not insured.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization are legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining our property. The costs of organization from October 5, 2000 to September 30, 2002 was $64,058. This is comprised of $35,000 paid to our attorney, Conrad C. Lysiak to incorporate us and to begin prepare of our registration statement. Other than the legal fees paid to Mr. Lysiak, no other legal fees have been incurred in connection with our registration statement. No shares of our stock have been issued to Mr. Lysiak or to anyone for legal services. In addition, we paid $12,998 to our auditor, Williams & Webster; we paid $15,976 for exploration expenses; and, we paid $84 for administrative expenses. Exploration expenses include filing fees for the claims, travel expenses related to claim staking and test sampling.

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

As of September 30, 2002 our total assets were $102,484 and our total liabilities were $29,734.

PART II

Item 5. Other Matters

On April 9, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number is 333-56686, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

On June 15, 2002, we completed our public offering by raising $113,800, and sold 1,138,000 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The net proceeds of the offering were $113,800.

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

To date we have spent $10,000 on exploration expenses and $1,277 on accounting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2002.

ZEOLITE MINING CORPORATION
(Registrant)

BY:   /s/ Alan Brandys

Alan Brandys President, Chief Executive Officer, Treasurer, Chief Financial Officer, and a member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ZEOLITE MINING CORPORATION (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Alan Brandys, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;         and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of         operations of the Company.

/s/ Alan Brandys
Alan Brandys President, Chief Executive Officer, Treasurer , Chief Financial Officer, and a member of the Board of Directors November 13, 2002

CERTIFICATION

I, Alan Brandys, certify that:

1.   I have reviewed this interim report on Form 10-QSB of Zeolite Mining Corporation;

2.   Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 13, 2002	/s/ Alan Brandys
Alan Brandys President, Chief Executive Officer, Treasurer, Chief Financial Officer, and a member of the Board of Directors