Form 10QSB
period 2002-12-31
ZEOLITE MINING CORP
filed 2003-02-14
CIK 1134018

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002: 6,138,000

==================================================================================

PART I.

ITEM 1. - Financial Statements

Board of Directors
Zeolite Mining Corporation
Vancouver, BC
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Zeolite Mining Corporation (an exploration stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 2002 and 2001 and for the period from October 5, 2000 (inception) to December 31, 2002. All information included in these financial statements is the representation of the management of Zeolite Mining Corporation.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 29, 2003

ZEOLITE MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS
	December 31, 2002 (unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$88,796	$113,794
TOTAL CURRENT ASSETS	88,796	113,794

TOTAL ASSETS	$88,796	$113,794

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,837	$1,272
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	28,630	28,065

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001 par
value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during exploration stage	(328,635)	(303,071)
TOTAL STOCKHOLDERS' EQUITY	60,165	85,729
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,796	$113,794

See accompanying notes and accountant's review report .

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2002 (unaudited)		Three Months Ended December 31, 2001 (unaudited)		Six Months Ended December 31, 2002 (unaudited)		Six Months Ended December 31, 2001 (unaudited)		Period from October 5, 2000 (Inception) to December 31, 2002 (unaudited)
REVENUES		$-		$-		$-		$-	$-
EXPENSES
Consulting services provided by officers		-		-		-		-	251,992
Legal and professional fees		1,537		2,003		4,478		4,503	52,543
Mining exploration		10,000		-		20,000		-	22,968
General and administrative expenses		1,048		-		1,086		-	1,132
TOTAL EXPENSES		12,585		2,003		25,564		4,503	328,635
LOSS BEFORE INCOME TAXES		(12,585)		(2,003)		(25,564)		(4,503)	(328,635)

INCOME TAXES		-		-		-		-	-
NET LOSS		$(12,585)		$(2,003)		$(25,564)		$(4,503)	$(328,635)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON STOCK SHARES
OUTSTANDING, BASIC AND
DILUTED		6,138,000		5,000,000		6,138,000		5,000,000

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
	Number of Shares	Amount

Common stock issued at $0.055 per share for mining claims, consulting
services and legal expenses	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per
share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the period ended December 31,
2002	-	-	-	(25,564)	(25,564)

Balance, December 31, 2002 (unaudited)	6,138,000	$61	$388,739	$(328,635)	$60,165

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2002 (unaudited)	Six Months Ended December 31, 2001 (unaudited)	Period from October 5, 2000 (Inception) to December 31, 2002 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,564)	$(4,503)	$(328,635)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock issued for services	-	-	251,992
Stock issued for expenses		-	23,008
Increase in accounts payable	565	2,003	1,838
Increase in related party payable	-	2,500	26,793
Net cash used by operating activities	(24,999)	-	(25,004)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800
Increase(decrease) in cash	(24,999)	-	88,796
Cash, beginning of period	113,794	-	-
Cash, end of period	$88,796	$-	$88,796

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

See accompanying notes and accountant's review report.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

Exploration Stage Activities
The Company has been in the exploration stage since its formation in October 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. At December 31, 2002, the Company held two mineral property claims in British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
Historically, the Company has had no paid employees; therefore, no policy regarding compensated absences has been established. The Company expects to establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Recent Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2002, the Company had net deferred tax assets of approximately $16,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $78,000, which expire in years 2020 through 2022. The Company recognized approximately $250,000 of expenses from the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in calculation of the above deferred tax asset.

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
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $25,564 for the six-month period ended December 31, 2002, has an accumulated deficit of $328,635 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The carrying amount for accounts payable and related party payable approximate their fair value.

Interim Financial Statements
The interim financial statements as of and for the six months ended December 31, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - COMMON STOCK

On October 5, 2000, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The aforementioned shares were issued in payment of consulting services in the amount of $251,992, legal fees advanced in the amount of $20,000, expenses of $3,008, and unproven mineral property claims. These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933.

During June 2002, 1,138,000 shares of common stock were issued for $113,800 cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

In 2000, the shareholders of the Company provided services, paid expenses and advanced funds in the amount of $275,000 on behalf of the Company, and were repaid by the issuance of common stock. See Note 3. An officer and shareholder of the Company paid additional expenses on behalf of the Company in the amount of $26,793, which has been reflected as a short-term uncollateralized loan, bearing no interest and having no specific due date.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

Concentration of Risk
The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $88,796 as of December 31, 2002. This account is not insured.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization are legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining our property. The costs of organization from October 5, 2000 to December 31, 2002 was $76,643. This is comprised of $35,000 paid to our attorney, Conrad C. Lysiak to incorporate us and to prepare of our registration statement. Other than the legal fees paid to Mr. Lysiak, no other legal fees have been incurred in connection with our registration statement. No shares of our stock have been issued to Mr. Lysiak or to anyone for legal services. In addition, we paid $17,543 to our auditor, Williams & Webster; we paid $22,968 for exploration expenses; and, we paid $1,132 for administrative expenses. Exploration expenses include filing fees for the claims, travel expenses related to claim staking and test sampling.

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

As of December 31, 2002, our total assets were $88,796 and our total liabilities were $28,630.

Item 3. Controls and Procedures.

Alan Brandys, Principal Executive Officer and Principal Financial Officer of Zeolite Mining Corporation, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II

Item 2. Changes in Securities and Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2002.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer, and a member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Zeolite Mining Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Alan Brandys, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of February, 2003.

/s/ Alan Brandys Alan Brandys President, Chief Executive Officer, Treasurer, Chief Financial Officer, and a member of the Board of Directors

CERTIFICATION

I, Alan Brandys, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeolite Mining Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of February, 2003.

/s/ Alan Brandys Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer, and a member of the Board of Directors