Form 10QSB
period 2003-03-31
ZEOLITE MINING CORP
filed 2003-05-14
CIK 1134018

==================================================================================

FORM 10QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _________

COMMISSION FILE NUMBER 000-50120

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
Yes [X] No [   ]

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

ZEOLITE MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS

	March 31, 2003 (unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$79,533	$113,794
Prepaid expenses	1,650	-
TOTAL CURRENT ASSETS	81,183	113,794

TOTAL ASSETS	$81,183	$113,794

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$300	$1,272
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	27,093	28,065

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001
par value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during exploration stage	(334,710)	(303,071)
TOTAL STOCKHOLDERS' EQUITY	54,090	85,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,183	$113,794

The accompanying condensed notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2003		Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003		Nine Months Ended March 31, 2002	Period from October 5, 2000 (Inception) to March 31, 2003
		(unaudited)		(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-		$-	$-

EXPENSES
Consulting services provided by officers		-		-	-		-	251,992
Legal and professional fees		3,850		1,790	8,328		6,293	56,393
Mining exploration		2,000		-	22,000		-	24,968
General and administrative expenses		225		-	1,311		-	1,357
TOTAL EXPENSES		6,075		1,790	31,639		6,293	334,710

LOSS BEFORE INCOME TAXES		(6,075)		(1,790)	(31,639)		(6,293)	(334,710)

INCOME TAXES		-		-	-		-	-

NET LOSS		$(6,075)		$(1,790)	$(31,639)		$(6,293)	$(334,710)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$	nil	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND
DILUTED		6,138,000		5,000,000	6,138,000		5,000,000

The accompanying condensed notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Exploration
	Number
	of Shares	Amount	Capital	Stage	Total

Common stock issued at $0.055 per share for mining claims, consulting services and legal expenses	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the period ended March 31, 2003	-	-	-	(31,639)	(31,639)

Balance, March 31, 2003 (unaudited)	6,138,000	$61	$388,739	$(334,710)	$54,090

The accompanying condensed notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002	Period from October 5, 2000 (Inception) to March 31, 2003
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,639)	$(6,293)	$(334,710)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Changes in operating assets and liabilities:
Prepaid expenses	(1,650)	-	(1,650)
Accounts payable	(972)	1,790	300
Related party payable	-	4,503	26,793
Net cash used by operating activities	(34,261)	-	(34,267)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800
Increase(decrease) in cash	(34,261)	-	79,533
Cash, beginning of period	113,794	-	-
Cash, end of period	$79,533	$-	$79,533
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

The accompanying condensed notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2003

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

Basis of Presentation
 The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's June 30, 2002 Annual Report on Form 10-KSB.

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

Recent Accounting Pronouncements
 In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company believes that SFAS No. 148 will not significantly affect its financial reporting.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees" ("FIN 45") which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN 45 has had no impact on the Company's financial position or results of operations as the Company has not entered into any of the aforementioned transactions.

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $31,639 for the period ended March 31, 2003, has an accumulated deficit of $334,710 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
 The carrying amount for prepaids, accounts payable and related party payable approximate their fair value.

Interim Financial Statements
 The interim financial statements as of and for the nine months ended March 31, 2003 included herein have not been audited, at the request of the Company. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Concentration of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $79,533 as of March 31, 2003. This account is not insured.

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

ITEM 3. CONTROLS AND PROCEDURES

Alan Brandys, principal executive officer and principal financial officer of Zeolite Mining Corporation, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our principal executive officer and principal financial officer conducts an update and a review and evaluation of the effectiveness of our company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2003.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

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

Dated this 13th day of May, 2003.

/s/ Alan Brandys Alan Brandys Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Zeolite Mining Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Alan Brandys, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of May, 2003.

/s/ Alan Brandys Alan Brandys Chief Executive Officer and Chief Financial Officer