Form 10KSB
period 2003-06-30
ZEOLITE MINING CORP
filed 2003-09-25
CIK 1134018

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-50120

ZEOLITE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

2272 West Seventh Avenue
Suite 318
Vancouver, British Columbia
Canada V6K 1Y2
(Address of principal executive offices, including zip code.)

(604) 731-7040
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 16, 2003, the value was $113,800.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2003: 6,138,000

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

We began operations on September, 2002. We may not have enough money to complete our exploration projects. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $10,000 and as much as $140,000 to find out. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

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

To date we have performed limited work on our property. We have not conducted any surveying. We have only staked the property and observed the surface characteristics of the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in our property until exploration is done and a comprehensive evaluation concludes it is economically feasibility to remove the mineralized material. Until we have discovered zeolite and determined it is economically feasible to remove the zeolite, we cannot not determine the remaining steps required before zeolite retrieval can commence.

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

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 has begun with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have begun this phase of the exploration process on our property.

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

Status of Exploration

As of today's date we have not commenced Stage 1 of our exploration program.

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

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future. Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of our property. We cannot speculate on those costs until such time as we have conducted our exploration.

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

2. We have a limited operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated October 5, 2001 and we have recently started our proposed business operations and not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(338,615). Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

3.We have no known ore reserves and we cannot guarantee we will find any zeolite or if we find zeolite that production will be profitable. If that happens we will have to cease operations.

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

Messrs. Brandys and Hopper are also officers and directors of Zeolite Exploration Company. Zeolite Exploration and our corporation are identical with the exception of the property to be explored.

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

There were no matters submitted to the shareholders in 2003.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for securities and there is no assurance that a regular trade market will develop, or if developed, that it will be sustained. We are attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. There is no assurance however, that our common stock will ever be listed for trading anywhere.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,138,000 shares of common stock outstanding as of June 30, 2003, 5,000,000 shares were owned by our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,138,000 shares of common stock outstanding as of September 16, 2003, 5,000,000 shares were owned by our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 16, 2003, there were 92 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have and equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Our Public Offering

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

To date we have spent $35,544 of the offering proceeds. $12,427 was for legal and professional expenses; $22,000 was for mining exploration; and $1,117 was for general and administrative expenses.

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

At June 30, 2003, we had positive working capital of $50,185 compared to working capital of $85,729 at June 30, 2002. This change is the result of the funds raised from our public offering less the expense of legal and professional fees.

At June 30, 2003, our total assets of $78,027 consisted of cash. This compares with our assets at June 30, 2002 of $113,794.

At June 30, 2003, our total liabilities were $27,842 compared to $28,065 at June 30, 2002.

We have not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of our securities and, as necessary, or from shareholder loans.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development, we do not expect to purchase or sell any significant equipment, and we do not expect any significant changes in the number of our employees

We believe we can satisfy our cash requirement until December 2003 and will have to raise additional cash thereafter.

We have inadequate cash reserves to maintain our offices and operations during the next twelve months ending June 30, 2004. At June 30, 2003, we have working capital of $50,185 and expenses of $35,544 in fiscal 2003. The ability of our company to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our company posted net losses of $35,544 for the year ending June 30, 2003. The principal components of the loss were legal and professional fees, cost of exploration and general and administrative expenses.

Operating expenses for the year ending June 30, 2003 were $35,544, up from $22,571 for the year ending June 30, 2002, primarily as a result of costs of exploration.

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

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of the Company's business the impact is expected to be minuscule.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Zeolite Mining Corporation
Vancouver, BC
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Zeolite Mining Corporation (an exploration stage company) as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from October 5, 2000 to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Mining Corporation as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from October 5, 2000 to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Spokane, Washington
September 2, 2003

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$78,027	$113,794
TOTAL CURRENT ASSETS	78,027	113,794

TOTAL ASSETS	$78,027	$113,794

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,049	$1,272
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	27,842	28,065

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001
par value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during the exploration stage	(338,615)	(303,071)
TOTAL STOCKHOLDERS' EQUITY	50,185	85,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,027	$113,794

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

				Period from
				October 5, 2000
	Year Ended		Year Ended	(Inception) to
	June 30,		June 30,	June 30,
	2003		2002	2003

REVENUES	$-		$-	$-

EXPENSES
Consulting services provided by officers	-		-	251,992
Legal and professional fees	12,427		22,565	60,492
Mining exploration	22,000		-	24,968
General and administrative expenses	1,117		6	1,163
TOTAL EXPENSES	35,544		22,571	338,615

LOSS BEFORE INCOME TAXES	(35,544)		(22,571)	(338,615)

INCOME TAXES	-		-	-

NET LOSS	$(35,544)		$(22,571)	$(338,615)

NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	6,138,000		5,055,690

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Issuance of common stock for mining claims and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the year ended June 30, 2003	-	-	-	(35,544)	(35,544)

Balance, June 30, 2003	6,138,000	$61	$388,739	$(338,615)	$50,185

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 5, 2000
	Year Ended	Year Ended	(Inception) to
	June 30,	June 30,	June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,544)	$(22,571)	$(338,615)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Increase (decrease) in accounts payable	(223)	1,272	1,049
Increase in related party payable	-	21,293	26,793
Net cash used by operating activities	(35,767)	(6)	(35,773)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash		113,800	113,800
Net cash provided by financing activities	-	113,800	113,800

Increase (decrease) in cash	(35,767)	113,794	78,027

Cash, beginning of period	113,794	-	-

Cash, end of period	$78,027	$113,794	$78,027

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeolite Mining Corporation (hereinafter "the Company") filed for incorporation on October 5, 2000 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company's fiscal year-end is June 30.

The Company is actively seeking additional capital and management believes that the Company can develop mining claims. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company has been in the exploration stage since its formation in October 2000 and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition, exploration and development of mining properties. At June 30, 2003 and 2002, the Company held two mineral property claims know as the Cash 1-6 near Princeton, British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

Cash and Cash Equivalents
 For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
 Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs
 In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments

The carrying amount for accounts payable and related party payable approximate their fair value.

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $35,544 for the year ended June 30, 2003, has an accumulated deficit of $338,615 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by Statement of Financial Accounting Standards No. 109 to allow recognition of such an asset.

At June 30, 2003, the Company had net deferred tax assets of approximately $29,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003.

At June 30, 2003, the Company has net operating loss carryforwards of approximately $85,000, which expire in years 2021 through 2023. The Company recognized approximately $250,000 of losses from the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (hereinafter "SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company believes that SFAS No. 148 will not significantly affect its financial reporting.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees" ("FIN 45") which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN 45 has had no impact on the Company's financial position or results of operations, as the Company has not entered into any of the aforementioned transactions.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

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

During June 2002, 1,138,000 shares of common stock were issued for $113,800 in cash.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Mining Industry
 The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves of the Company's mining claims.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Concentrations of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $78,027 as of June 30, 2003. This account is not insured.

All of the Company's mining property claims are principally in one location in British Columbia, Canada.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Positions

Alan W. Brandys	46	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors

Douglas Hopper	66	vice president, secretary and a member of the board of directors

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table
Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Alan W. Brandys president, treasurer & director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Douglas Hopper vice president, secretary & director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]     All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

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

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2004. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 16, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Alan W. Brandys	2,500,000	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors	40.73%
Douglas Hopper	2,500,000	vice president, secretary and a member of the board of directors	40.73%
All officer and Directors as a Group (2 Persons)	5,000,000		81.46%

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

Since our inception, Messrs. Brandys and Hopper, advanced loans to us and paid expenses on our behalf in the total sum of $31,008, which were used for organizational and start-up costs and operating capital. The advances in the amount of $23,008 were repaid as a portion of the stock issuance, with the balance of $8,000 still owing at June 30, 2003. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loans and they are not due on a specific date.

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

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-56686 on March 7, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Cash 1 Claim.
10.2	Cash 3 Claim.
10.3	Conveyance by Hopper to the Company
99.1	Subscription Agreement.

The following exhibits are filed with this report:

Exhibit No.	Document Description

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

99.1	Audit Committee Charter

99.2	Disclosure Committee Charter

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $6,020 for the fiscal year ended June 30, 2002 and approximately $5,033 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended June 30, 2002 and for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September, 2003.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan Brandys Alan W. Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Alan Brandys Alan W. Brandys	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	September 19, 2003

/s/ Douglas Hopper Douglas H. Hopper	Vice President, Secretary and a member of the Board of Directors	September 19, 2003