Form 10QSB
period 2003-09-30
ZEOLITE MINING CORP
filed 2003-11-13
CIK 1134018

==================================================================================

FORM 10QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

PART I.

ITEM 1. - FINANCIAL STATEMENTS

ZEOLITE MINING CORPORATION

TABLE OF CONTENTS

FINANCIAL STATEMENTS
Balance Sheets	F-1
Statements of Operations	F-2
Statement of Stockholders' Equity	F-3
Statements of Cash Flows	F-4
CONDENSED NOTES TO FINANCIAL STATEMENTS	F-5 - F-9

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,
	2003	June 30,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$74,438	$78,027
TOTAL CURRENT ASSETS	74,438	78,027

TOTAL ASSETS	$74,438	$78,027

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,128	$1,049
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	27,921	27,842

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001
par value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during the exploration stage	(342,283)	(338,615)
TOTAL STOCKHOLDERS' EQUITY	46,517	50,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,438	$78,027

See accompanying notes to the financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					Period from
		Three Months		Three Months	October 5,2000
		Ended		Ended	(Inception) to
		September 30,		September 30,	September 30,
		2003		2002	2003
		(unaudited)		(unaudited)	(unaudited)
REVENUES		$-		$-	$-

EXPENSES
Consulting services provided by officers		-		-	251,992
Legal and professional fees		3,558		2,941	64,050
Mining exploration		-		10,000	24,968
General and administrative expenses		110		38	1,273
TOTAL EXPENSES		3,668		12,979	342,283

LOSS BEFORE INCOME TAXES		(3,668)		(12,979)	(342,283)

INCOME TAXES		-		-	-

NET LOSS		$(3,668)		$(12,979)	$(342,283)

NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON STOCK SHARESOUTSTANDING,
AND DILUTED		6,138,000		6,138,000

See accompanying notes to the financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Issuance of common stock for mining claims
and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the year ended June 30, 2003	-	-	-	(35,544)	(35,544)

Balance, June 30, 2003	6,138,000	61	388,739	(338,615)	50,185

Net loss for the three months
ended September 30, 2003	-	-	-	(3,668)	(3,668)

Balance, September 30, 2003 (unaudited)	6,138,000	$61	$388,739	$(342,283)	$46,517

See accompanying notes to the financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
	Three Months	Three Months	October 5, 2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,668)	$(12,979)	$(342,283)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Increase (decrease) in accounts payable	79	1,669	1,128
Increase in related party payable	-	-	26,793
Net cash used by operating activities	(3,589)	(11,310)	(39,362)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800

Increase (decrease) in cash	(3,589)	(11,310)	74,438

Cash, beginning of period	78,027	113,794	-

Cash, end of period	$74,438	$102,484	$74,438

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

See accompanying notes to the financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

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

The Company is primarily engaged in the acquisition, exploration and development of mining properties. At September 30, 2003 and 2002, the Company held two mineral property claims known as the Cash 1-6 near Princeton, British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and

ZEOLITE MINING CORPORATION
(An Exploration Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
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

At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs
 In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments
 The carrying amount for accounts payable and related party payable approximate their fair value.

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $3,668 for the three months ended September 30, 2003, has an accumulated deficit of $342,283 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

ZEOLITE MINING CORPORATION
(An Exploration Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

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

At September 30, 2003, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $31,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003.

At September 30, 2003, the Company has net operating loss carryforwards of approximately $91,000, which expire in years 2021 through 2023. The Company recognized approximately $250,000 of losses from the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company determined that there was no impact to the adoption of this statement.

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

ZEOLITE MINING CORPORATION
(An Exploration Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
 In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (hereinafter "SFAS No. 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (hereinafter "SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company believes that SFAS No. 148 will not significantly affect its financial reporting.

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

ZEOLITE MINING CORPORATION
(An Exploration Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

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

Concentrations of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $74,438 as of September 30, 2003. This account is not insured.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization are legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining our property. The costs of organization from October 5, 2000 to September 30, 2003 was $64,050. This is comprised of $35,000 paid to our attorney, Conrad C. Lysiak to incorporate us and to prepare of our registration statement. Other than the legal fees paid to Mr. Lysiak, no other legal fees have been incurred in connection with our registration statement. No shares of our stock have been issued to Mr. Lysiak or to anyone for legal services. In addition, we paid $4,118.65 to our auditor, Williams & Webster; we paid $24,968 for exploration expenses; and, we paid $1,273 for administrative expenses. Exploration expenses include filing fees for the claims, travel expenses related to claim staking and test sampling.

Liquidity and capital resources

As of the date hereof, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2000. This was accounted for as a compensation expense of $251,992 and advances and reimbursement by our officers and directors of expenses of $26,793. Since no quoted market price existed for the common stock at the time of transaction, management determined the price of the stock base upon the fair value of the services rendered and expenses reimbursed.

Since our inception, Messrs Brandys and Hopper have paid expenses for us in the total sum of $16,793, which included organizational and start-up costs and operating capital.

As of September 30, 2003 our total assets were $74,438 and our total liabilities were $27,921.

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

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The net proceeds of the offering were $113,800.

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

To date we have spent $24,968 on exploration expenses and $24,118.65 on accounting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit No.	Document
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2003.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.