Form 10QSB
period 2003-12-31
ZEOLITE MINING CORP
filed 2004-02-13
CIK 1134018

==================================================================================

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

PART I.

ITEM 1. - FINANCIAL STATEMENTS

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,
	2003	June 30,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$68,389	$78,027
TOTAL CURRENT ASSETS	68,389	78,027

TOTAL ASSETS	$68,389	$78,027

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,962	$1,049
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	29,755	27,842

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001
par value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during exploration stage	(350,166)	(338,615)
TOTAL STOCKHOLDERS' EQUITY	38,634	50,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,389	$78,027

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

									Period from
		Three Months		Three Months		Six Months		Six Months	October 5, 2000
		Ended		Ended		Ended		Ended	(Inception) to
		December 31,		December 31,		December 31,		December 31,	December 31,
		2003		2002		2003		2002	2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Consulting services provided by officers		-		-		-		-	251,992
Legal and professional fees		1,938		1,537		5,496		4,478	60,492
Mining exploration		5,000		10,000		5,000		20,000	33,526
General and administrative expenses		946		1,048		1,055		1,086	4,156
TOTAL EXPENSES		7,884		12,585		11,551		25,564	350,166

LOSS BEFORE INCOME TAXES		(7,884)		(12,585)		(11,551)		(25,564)	(350,166)

INCOME TAXES		-		-		-		-	-

NET LOSS		$(7,884)		$(12,585)		$(11,551)		$(25,564)	$(350,166)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		6,138,000		6,138,000		6,138,000		6,138,000

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Common stock issued at $0.055 per share for mining claims, consulting services and
legal expenses	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the year ended June 30, 2003	-	-	-	(35,544)	(35,544)

Balance, June 30, 2003	6,138,000	61	388,739	(338,615)	50,185

Net loss for the period ended December 31, 2003	-	-	-	(11,551)	(11,551)

Balance, December 31, 2003 (unaudited)	6,138,000	$61	$388,739	$(350,166)	$38,634

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
	Six Months	Six Months	October 5, 2000
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,551)	$(25,564)	$(350,166)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Increase in accounts payable	1,913	565	2,962
Increase in related party payable	-	-	26,793
Net cash used by operating activities	(9,638)	(24,999)	(45,411)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800

Increase(decrease) in cash	(9,638)	(24,999)	68,389

Cash, beginning of period	78,027	113,794	-

Cash, end of period	$68,389	$88,795	$68,389

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

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

The Company is primarily engaged in the exploration and development of mining properties. The Company holds, through one of its officers, two mineral property claims known as the Cash 1 and Cash 3 claims near Princeton, British Columbia, Canada. See Note 5. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

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

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs
 In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments
 The carrying amount for accounts payable and related party payable approximate their fair value.

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $11,551 for the six months ended December 31, 2003, has an accumulated deficit of $350,166 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
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

At December 31, 2003, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $33,400 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003. The increase in the deferred tax asset and valuation allowance of approximately $4,400 was primarily due to the loss for the six months ended December 31, 2003.

At December 31, 2003, the Company has net operating loss carryforwards of approximately $98,200, which expire in years 2021 through 2023. The Company recognized approximately $250,000 of losses from the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, the Company determined that there was no impact to the adoption of this statement.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

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

NOTE 5 - MINING CLAIM

In October 2000, the Company, through Mr. Douglas Hopper, its vice president, secretary and a member of the board of directors, staked one mineral property containing two mining claims in British Columbia, Canada. Although the claims are recorded in Mr. Hopper's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $68,389 as of December 31, 2003. This account is not insured.

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

As of December 30, 2003 our total assets were $68,389 and our total liabilities were $29,755.

ITEM 3. - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the three month period ended December 31, 2003.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2004.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.