Form 10QSB
period 2004-03-31
ZEOLITE MINING CORP
filed 2004-05-14
CIK 1134018

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _________

COMMISSION FILE NUMBER 000-50120

ZEOLITE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2272 West Seventh Avenue
Vancouver, British Columbia
Canada V6K 1Y2
(Address of principal executive offices)

(604) 731-7040
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

===================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

ZEOLITE MINING CORPORATION (An Exploration Stage Company) BALANCE SHEETS

	March 31,
	2004	June 30,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$68,389	$78,027
TOTAL CURRENT ASSETS	68,389	78,027

TOTAL ASSETS	$68,389	$78,027

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,786	$1,049
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	36,579	27,842

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001 par
value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during exploration stage	(356,990)	(338,615)
TOTAL STOCKHOLDERS' EQUITY	31,810	50,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,389	$78,027

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Nine Months	Nine Months	October 5, 2000
	Ended	Ended	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting services provided by officers	-	-	-	-	251,992
Legal and professional fees	6,824	3,850	12,320	8,328	67,316
Mining exploration	-	2,000	5,000	22,000	33,526
General and administrative expenses	-	225	1,055	1,311	4,156
TOTAL EXPENSES	6,824	6,075	18,375	31,639	356,990

LOSS BEFORE INCOME TAXES	(6,824)	(6,075)	(18,375)	(31,639)	(356,990)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(6,824)	$(6,075)	$(18,375)	$(31,639)	$(356,990)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	6,138,000	6,138,000	6,138,000	6,138,000

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Common stock issued at $0.055 per
share for mining claims, consulting
services and legal expenses	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30,
2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10
per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30,
2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the year ended June 30,
2003	-	-	-	(35,544)	(35,544)

Balance, June 30, 2003	6,138,000	61	388,739	(338,615)	50,185

Net loss for the period ended March 31,
2004	-	-	-	(18,375)	(18,375)

Balance, March 31, 2004 (unaudited)	6,138,000	$61	$388,739	$(356,990)	$31,810

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period from
	Nine Months	Nine Months	October 5, 2000
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,375)	$(31,639)	$(356,990)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Changes in operating assets and liabilities:
Prepaid expenses	8,737	(1,650)	9,786
Accounts payable	-	(972)	26,793
Net cash used by operating activities	(9,638)	(34,261)	(45,411)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800

Increase(decrease) in cash	(9,638)	(34,261)	68,389

Cash, beginning of period	78,027	113,794	-

Cash, end of period	$68,389	$79,533	$68,389

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeolite Mining Corporation (hereinafter "the Company") filed for incorporation on October 5, 2000 under the laws of the State of Nevada primarily for the purpose of acquiring, exploring, and developing mineral properties. The Company's fiscal year-end is June 30.

The Company is actively seeking additional capital and management believes that the Company can develop its mining claims. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company has been in the exploration stage since its formation in October 2000 and has not yet realized any revenues from its planned operations.

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
March 31, 2004

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

At March 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs
 In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments
 The carrying amount for accounts payable and related party payable approximate their fair value.

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $18,375 for the nine months ended March 31, 2004, has an accumulated deficit of $356,990 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the amounts

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
 and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by Statement of Financial Accounting Standards No. 109 to allow recognition of such an asset.

At March 31, 2004, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $35,700, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2004. The increase in the deferred tax asset and valuation allowance of approximately $6,700 was primarily due to the loss for the nine months ended March 31, 2004.

At March 31, 2004, the Company has net operating loss carryforwards of approximately $105,000, which expire in years 2021 through 2023. The Company recognized approximately $250,000 of losses from the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At March 31, 2004, the Company determined that there was no impact to the adoption of this statement.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
 In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to impact the financial position or results of operations of the Company.

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
March 31, 2004

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
March 31, 2004

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Risk
The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $68,389 as of March 31, 2004. This account is not insured.

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

At March 31, 2004, we had positive working capital of $31,810 compared to working capital of $50,185 at June 30, 2003. This change is the result of the funds raised from our public offering less the expense of legal and professional fees.

At March 31, 2004, our total assets of $68,389 consisted of cash. This compares with our assets at June 30, 2003 of $78,027.

At March 31, 2004, our total liabilities were $36,579 compared to $27,842 at June 30, 2003.

We have not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of our securities and, as necessary, or from shareholder loans.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development, we do not expect to purchase or sell any significant equipment, and we do not expect any significant changes in the number of our employees

We believe we can satisfy our cash requirement until June 2004 and will have to raise additional cash thereafter.

We have inadequate cash reserves to maintain our offices and operations during the next twelve months. At March 31, 2004, we have working capital of $31,810 and expenses of $18,375 in the nine month period ended March 31, 2004. The ability of our company to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our company posted net losses of $18,375 for the nine month period ending March 31, 2004. The principal components of the loss were legal and professional fees, cost of exploration and general and administrative expenses.

Operating expenses for the nine month period ending March 31, 2004 were $18,375, down from $31,639 for the nine month period ending March 31, 2003, primarily as a result of a decrease in the costs of exploration.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this quarterly report on Form 10-QSB and the annual report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one_time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred_compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of the Company's business the impact is expected to be minuscule.

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

PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2004.

ZEOLITE MINING CORPORATION (Registrant)
BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.