Form 10KSB
period 2004-06-30
ZEOLITE MINING CORP.
filed 2004-10-13
CIK 1134018

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-50120

ZEOLITE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

:2/F Hang Wei Bldg.
Road 2
North Hi-Tech Park
Shenzhen, Guangdong
Peoples Republic of China
 (Address of principal executive offices, including zip code.)

(86755)26994588
 (telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2004: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of October 8, 2004, the value was $20,010,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 8, 2004: 15,000,000

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

PART I

General

We were incorporated in the State of Nevada on October 5, 2000. After the completion of our public offering we explored for zeolite on our property. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno Nevada 89511and our business office is located at :2/F, Hang Wei Bldg., Road 2, North Hi-Tech Park, Shenzhen, Guangdong, Peoples Republic of China. Our telephone number is (86755)26994588.

We began operations on September 2002. We did not have enough money to complete our exploration projects. We explored raw undeveloped land and had insufficient capital to determine it there was mineralized material on our property. Our board of directors has determined that it is unfeasible to raise additional money. We suspended and ceased operations.

On August 12, 2004, we entered into a Stock Exchange Agreement and Plan of Reorganization with our principal shareholders, Alan Brandys and Douglas Hopper; Global National Communications Corporation, a British Virgin Island corporation ("Global"); and, all of the shareholders of Global ("Global Shareholders") wherein we agreed to issue to the Global Shareholders 9,800,000 restricted shares of common stock in exchange for all of the issued and outstanding shares of Global owned by the Global Shareholders.

Further, we issued 1,450,000 restricted shares of common stock to Yarek Bartosz; 1,300,000 restricted shares of common stock to Lucky Ocean Group Ltd.; 1,000,000 shares of common stock to Maple Leaf Enterprises; and, 312,000 restricted shares of common stock to Wilfred Yu (collectively that "Investor Shareholders"). 500,000 of the shares issued to the Investor Shareholders will be placed in escrow. The 500,000 shares will be released to the Investor Shareholders if we, through the efforts of the Investor Shareholders, obtain a commitment for qualified financing within 60 days of Closing. Qualified financing means a cash investment of at least $2,000,000 in we in consideration of common stock or preferred stock to be issued by us with a minimum price per share of $1.00. In the event that Investor Shareholders do not obtain a commitment for at least $2,000,000 within 60 days of Closing, then Global Shareholders will receive the 500,000 escrowed shares in consideration of $1.00.

In addition, Messrs. Brandys and Hopper returned 5,000,0000 of our shares of common stock owned by them to the company treasury and the shares were cancelled.

After the exchange was completed there were 15,000,000 shares of our common stock outstanding. 1,138,000 shares are free trading and 13,862,000 shares are restricted securities as that term is defined in Rule 144 of the Securities Act of 1933, as amended.

At closing Mr. Brandys was replaced as president, principal executive officer, treasurer, principal accounting officer, and principal financial officer and Wang Hanqing was be appointed president and chief executive officer and Wu Wenbin was appointed treasurer and chief financial officer. Also, Mr. Hopper was replaced by Peng Xiaoyan as secretary.

Global National Communications Corp. (GNCC)

Global National Communications Corporation, through its wholly owned subsidiary Guonuo (Shenzhen) Industrial Co. Ltd., a high tech enterprise, established in Shenzhen, China, in May 1998, is primarily engaged in electrical power monitoring systems and information technology consumer electronic products. GNCC is a participator in the formulation of industrial standards for the power sector in China. GNCC has achieved large scale production with one system and four project products by applying digital control and power line carrier spread spectrum technology. In 2001, the State Economic and Trading Commission recognized GNCC's power system CGZ096-IJ as a national key new product project.

GNCC is located in Shenzhen China, on the coast of the South Sea along Guangdong Province, China. Shenzhen is the largest high tech industry and free trade zone in China. GNCC began in the processing and production of electronic products, expanding into the fields of personal computers, communications and consumer electronic products. The present business mode is a combination of OEM processing and the manufacturing of GNCC brand products. OEM is an original equipment manufacturer, which is a misleading term for a company that has a special relationship with computer producers. OEMs buy computers in bulk and customize them for a particular application. They then sell the customized computer under their own name.

Products

GNCC customizes circuit boards in personal computers mainboards, display cards, network interface cards, board cards for a variety of electrical appliances and board cards for mobile phones. GNCC is also involved in research and development, production and sales of electrical power line information management system products. GNCC search and production of communication products including PHS and internet protocol circuit simulators; consumer electronics including MP3 players, digital television set up boxes, etc.; and, OEM processing.

GNCC has released MP3 players and little smart city-phone into the retail market. Management believes the largest product growth anticipated for the future is the PHS cell phones manufacturing and distribution.

Production/ Manufacturing

GNCC currently has 116 sets of production equipment of various kinds, ten patch lines, five insertion lines, three testing lines, and four assembly lines. In December 1998, GNCC successfully obtained ISO9002 certificate issued by SGS. On January 9, 2002 it passed ISO9001 certification by U.K BSI Certification Company.

Doing Business in China

The Chinese Legal System

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;
-	The Chinese government will continue its pursuit of economic reform policies;
-	The economic policies, even if pursued, will be successful;
-	Economic policies will not be significantly altered from time to time; and
-	Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Competition

The OEM industry is extremely competitive. Our major competitors are other OEM companies. These companies tend to have stronger financial strength and have established market share. We might or might not be able to compete against these companies on an on-going basis.

Employees and employment agreements

At present, we have no employees, other than our officers and directors.

Risk Factors
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

  Messrs. Hanquing, Wenbin, Xiaoyan and Shao own 8,330,000 shares and control us. As a result, Messrs. Hanquing, Wenbin, Xiaoyan and Shao will be able to elect all of our directors and control our operations.

  Unexpected changes in economic, political and legal conditions in China may have an adverse effect on our business.

  China is in the process of developing a comprehensive system of laws and regulations dealing with economic matters, and foreign corporations currently active in the country, face risks and uncertainties including enforcement of contractual terms, administrative intrusion by local governments and difficulty with expatriation of profits.

  Currency exchange rate fluctuations could adversely affect our financial results.

  We conduct business in countries outside of the United States, which expose us to fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may affect our results of operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of imported items required in our operations.

  Industry demand for skilled employees, particularly engineering and technical personnel, exceeds the number of personnel available.

  Our future success depends, in part, on our ability to attract and retain certain key personnel, including engineering, operational and management personnel. We anticipate that we will need to hire additional skilled personnel in all areas of our business. The competition for attracting and retaining these employees, especially engineers in key fields, including software design in telecommunications, is intense. Because of this intense competition for these skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future.

  Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

  There is currently a limited public market for our common stock. It is traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol ZEOM. Therefore you may have difficulty to reselling your shares.

  Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

  Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

  NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

  The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

ITEM 2.     DESCRIPTION OF PROPERTIES.

Our administrative office is located at :2/F, Hang Wei Bldg., Road 2, North Hi-Tech Park, Shenzhen, Guangdong, Peoples Republic of China. Our telephone number is (86755)26994588.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Our shares were listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. on October 15, 2003, under the symbol "ZEOM." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

At October 8, 2004, we had 92 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. The table shows the high and low bid price of our stock for 2003 and 2004 since trading began on October 15, 2003:

Quarter ended
2003
December 31	$0.10	$0.10

2004
March 31	$0.15	$0.10
June 30	$0.30	$0.15

The shares trade infrequently. There is usually a large gap between the bid and the offer price. If there is no bid or the bid is well below your purchase price you may suffer a loss of liquidity of your investment. The Company and its affiliates do not make or arrange any market for the Company's shares.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. 15,000,000 shares of common stock are currently outstanding of which 13,862,000 shares are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

At June 30, 2004, we had positive working capital of $29,822 compared to working capital of $50,185 at June 30, 2003. This change is the result of the funds raised from our public offering less the expense of legal and professional fees.

At June 30, 2004, our total assets of $62,881 consisted of cash. This compares with our assets at June 30, 2003 of $78,027.

At June 30, 2004, our total liabilities were $33,059 compared to $27,842 at June 30, 2003.

We have not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of our securities and, as necessary, or from shareholder loans.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development, we do not expect to purchase or sell any significant equipment, and we do not expect any significant changes in the number of our employees

We believe we can satisfy our cash requirement until December 2004 and will have to raise additional cash thereafter.

We have inadequate cash reserves to maintain our offices and operations during the next twelve months ending June 30, 2005. At June 30, 2004, we have working capital of $29,822 and expenses of $20,363 in fiscal 2003. The ability of our company to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our company posted net losses of $20,363 for the year ending June 30, 2004. The principal components of the loss were legal and professional fees, cost of exploration and general and administrative expenses.

Operating expenses for the year ending June 30, 2003 were $20,363, up from $35,544 for the year ending June 30, 2003, primarily as a result of costs of legal and professional fees.

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

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors
Zeolite Mining Corporation
Vancouver, BC
CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Zeolite Mining Corporation (a Nevada corporation and an exploration stage company) as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2004, and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Mining Corporation as of June 30, 2004 and 2003, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 19, 2004

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$62,881	$78,027
TOTAL CURRENT ASSETS	62,881	78,027

TOTAL ASSETS	$62,881	$78,027

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,266	$1,049
Related party payable	26,793	26,793
TOTAL CURRENT LIABILITIES	33,059	27,842

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized; $0.00001
par value, 6,138,000 shares issued and outstanding	61	61
Additional paid-in capital	388,739	388,739
Accumulated deficit during exploration stage	(358,978)	(338,615)
TOTAL STOCKHOLDERS' EQUITY	29,822	50,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,881	$78,027

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

				Period from
				October 5, 2000
		Year Ended	Year Ended	(Inception) to
		June 30,	June 30,	June 30,
		2004	2003	2003

REVENUES		$-	$-	$-

EXPENSES
Consulting services provided by officers		-	-	251,992
Legal and professional fees		13,820	12,427	74,312
Mining exploration		5,000	22,000	29,968
General and administrative expenses		1,543	1,117	2,706
TOTAL EXPENSES		20,363	35,544	358,978

LOSS BEFORE INCOME TAXES		(20,363)	(35,544)	(358,978)

INCOME TAXES		-	-	-

NET LOSS		$(20,363)	$(35,544)	$(358,978)

NET LOSS PER COMMON SHARE, BASIC AND
DILUTED	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		6,138,000	6,138,000

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Issuance of common stock for mining claims and
officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ended June 30, 2001	-	-	-	(280,500)	(280,500)

Balance, June 30, 2001	5,000,000	50	274,950	(280,500)	(5,500)

Common stock issued for cash at $0.10 per share	1,138,000	11	113,789	-	113,800

Net loss for the year ended June 30, 2002	-	-	-	(22,571)	(22,571)

Balance, June 30, 2002	6,138,000	61	388,739	(303,071)	85,729

Net loss for the year ended June 30, 2003	-	-	-	(35,544)	(35,544)

Balance, June 30, 2003	6,138,000	61	388,739	(338,615)	50,185

Net loss for the year ended June 30, 2004	-	-	-	(20,363)	(20,363)

Balance, June 30, 2004	6,138,000	$61	$388,739	$(358,978)	$29,822

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			October 5, 2000
	Year Ended	Year Ended	(Inception) to
	June 30,	June 30,	June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,363)	$(35,544)	$(358,978)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock issued for services	-	-	251,992
Stock issued for expenses	-	-	23,008
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,217	(223)	6,266
Increase in related party payable	-	-	26,793
Net cash used by operating activities	(15,146)	(35,767)	(50,919)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	113,800
Net cash provided by financing activities	-	-	113,800

Increase (decrease) in cash	(15,146)	(35,767)	62,881

Cash, beginning of period	78,027	113,794	-

Cash, end of period	$62,881	$78,027	$62,881
	-
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND
INVESTING TRANSACTIONS:
Stock issued in payment of services	$-	$-	$251,992
Stock issued in payment of expenses	$-	$-	$23,008

The accompanying notes are an integral part of these financial statements.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

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

The Company is primarily engaged in the acquisition, exploration and development of mining properties. At June 30, 2004 and 2003, the Company held two mineral property claims know as the Cash 1-6 near Princeton, British Columbia, Canada. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. See Note 6 for discussion of subsequent events and impact on future operations.

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
June 30, 2004

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

At June 30, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs
 In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments
 The carrying amount for accounts payable and related party payable approximate their fair value.

Going Concern
 The Company's financial statements have been presented on a going concern basis that contemplates the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $20,363 for the year ended June 30, 2004, has an accumulated deficit of $358,978 and had no revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a public offering of its common stock or to seek a merger with an established operating company. The financial statements do not include any adjustments relating to the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

The Company had net deferred tax assets of approximately $36,000 and $29,000 as of June 30, 2004 and 2003 respectively, which have principally arisen from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004.

At June 30, 2003, the Company has net operating loss carryforwards of approximately $107,000, which expire in years 2021 through 2023. The Company recognized approximately $252,000 of losses from the issuance of common stock for services in 2001, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets. See Note 6.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that adoption of this statement does not affect its financial statements.

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
June 30, 2004

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
June 30, 2004

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

Concentrations of Risk
 The Company maintains its cash account in one commercial bank in Canada. The Company's cash account is maintained in U.S. dollars, which totaled $62,881 and $78,027 as of June 30, 2004 and 2003 respectively. This account is not insured.

All of the Company's mining property claims are principally in one location in British Columbia, Canada.

ZEOLITE MINING CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

NOTE 6 - SUBSEQUENT EVENTS

On August 13, 2004, the Company completed a reorganization with GLOBAL NATIONAL COMMUNICATIONS CORPORATION ("GNCC") a corporation organized in 1998 under the laws of the British Virgin Islands and whose principal offices are located in the People's Republic of China. In conjunction therewith, the Company issued 9,800,000 shares of its common stock for all of the issued and outstanding common shares of GNCC. Simultaneously with the closing, the Company issued an additional 4,062,000 shares of common stock to certain individuals for services provided, and it repurchased, and retired, for $65,000, 5,000,000 shares of common stock previously held by the principal shareholders of the Company. In addition to the retirement of 5,000,000 shares owned by them, the principal shareholders also agreed to forgive approximately $27,000 due to them by the Company and reported as a related party payable at June 30, 2004.

Management of the Company anticipates that the Company will adopt the business plan of GNCC and that mining claims currently held by the Company will be sold and the Company will cease operations as a mining exploration and development company.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)     On October 5, 2004, the accounting firm of Williams & Webster, P.S. was dismissed by the Registrant's Board of Directors as the Registrant's independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and Williams & Webster. Williams & Webster, P.S. were dismissed because the Company determined that it was in its best interests to have its auditor located in the Vancouver, British Columbia where the Registrant's corporate headquarters are located.

(b)     The Report of Williams & Webster, P.S. on the Registrant's financial statements as of and for the years ended June 30, 2004 and 2003 did not contain an adverse, qualified or disclaimer of opinion. However, the Reports did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about the Registrant's ability to continue as a going concern.

(c)     The Registrant has requested Williams & Webster to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to this Item 4.01 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of this Form 8-K report to Williams & Webster on October 6, 2004, via email. We have received a reply from Williams & Webster and it is attached as Exhibit 16.1 hereto.

(d)     At its board meeting on October 1, 2004, the Board of Directors of the Registrant engaged Rotenberg and Company LLP, Certified Public Accountants, 1870 Winton Road South, Suite 200, Rochester, New York, as its independent auditor for its fiscal year ending September 30, 2004. Rotenberg and Company LLP accepted such appointment on October 1, 2004. Prior to their appointment, the Registrant did not consult with Rotenberg and Company LLC on any matters related to accounting or the type of opinion they may issue.

ITEM 8A.   CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbanes-Oxley Act of 2002, our chief executive officer and chief financial officer are required to certify in this annual report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to us is made known to them. Our chief executive officer and chief financial officer are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file with the Commission on a timely basis.

(b)     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the chief executive officer and chief financial officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Positions

Wang Hanqing	40	president, chief executive officer and a member of the board of directors

Wu Wenbin	42	treasurer, chief financial officer and member of the board of directors

Peng Xiaoyan	39	secretary and a member of the board of directors

Charles Shao	41	member of the board of directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Wang Hanqing - President, Chief Executive Officer and member of the Board of Directors

Wang Hanqing, male, Chinese, was born on November 2th 1963 and graduated from EE Department of Tsinghua University in 1985. With outstanding academic achievement, he joined Shenzhen Development Technology Co., Ltd. in the same year and worked until May, 1998, holding the positions including technical and engineering manager, planning manager and director of cooperation workshop in succession being responsible for product testing, personnel management and marketing as well. The company's business scope covers the manufacture, sale and R&D of electronic products. (Business location: Shenzhen, China). In 1998, he founded Shenzhen Guonuo Industrial Co., Ltd and from then till now acts as its general manager and director with responsibility for overall management and planning. (Business location: Shenzhen, China).

Wu Wenbin - Treasurer, Chief Financial Officer and member of the Board of Director

Wu Wenbin, male, Chinese, was born on October 8th, 1962 with a MBA degree. July 1982, he graduated from Zhengzhou College of Aeronautics. (Location: Zhengzhou, China). After graduation, from July 1982 to September 1985 he acted as the teaching assistant for the accounting class in the same college. (Location: Zhengzhou, China). During the period from September 1985 to July 1987, he majored in law in Nanjing College of Aeronautics. (Location: Nanjing, China). From July 1987 to September 1993, he worked as the lecturer teaching accounting class in the Zhengzhou College of Aeronautics. (Location: Zhengzhou, China). From October 1993 to July 1997, he worked as the financial manager in the Shenzhen Guangxia Industrial Company whose business scope covers the manufacture of Videotape and VCD compact disc. (Business location: Shenzhen, China). From August 1997 to February 2000, he acted as the deputy general manager and the director of the Jiangxi Xinyu Yugang Industrial Co., Ltd with responsibility for marketing and finance. The company engages in the textile export and tourism. (Business location: Jiangxi, China). From March 2000 to August 2001, he worked as the financial controller in the Shenzhen Sannuo Electronic Co., Ltd whose business scope covers the manufacture of musical box, cursor mouse, keyboard and other external fittings of computer. (Business location: Shenzhen, China). From November 2001 to June 2003, he studied the course of business administration of the Queens University of Brighton while in service and got the MBA degree. From October 2001 till now, he works as the financial controller in Shenzhen Guonuo Industrial Co., Ltd., and now the director of GNCC being responsible for the Company's marketing, finance and listing. (Business location: Shenzhen, China).

Peng Xiaoyan - Secretary and Director

Peng Xiaoyan, female, Chinese, was born on November 12th 1965,and graduated from Enterprise Management Department of Xiamen University in 1991. From March 1986 to September 1991, she acted as an administration supervisor in Shenzhen Development Technology Co., Ltd being responsible for personnel management and outside contact. The company's business scope covers the manufacture, sale and R&D of electronic products. (Business location: Shenzhen, China). From October 1991 to October 2001, she acted as the general manager of APSI (SHENZHEN) INDUSTRIAL COMPANY handling various routine tasks. The company specializes in the manufacture and sale of electronic products as well as import & export business. (Business location: Shenzhen, China). Being the director of Shenzhen Guonuo Industrial Co., Ltd in June 2001, she acts as the executive deputy general manager from November 2001 till now with responsibility for daily round and administration management. (Business location: Shenzhen, China).

Charles Shao - member of the board of director

Charles Shao, male, was born on April 27th 1963 and graduated from EE Department of Tsinghua University in July, 1985. From Oct. 1997 to April 1999, he was funding Team member of Netscreen Technologies, Inc. (Business location: Santa Clare, California, USA), being operation director and manufacture director, responsible for company set up and product production. From April 1999 to June 2002, founder of ServGate Technologies, Inc. (Business location: Mipitas, California, USA), being VP engineering, developed network security products. From July 2002 till now, being founder and CTO of EPIN Technologies Inc., (Business location: Beijing, China), responsible for the R&D of broadband wireless data products, wireless network products, PHS and GSM terminal products, MP3 products, etc.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934 with the exception of Alan Brandys and Douglas Hopper who failed to file Form 4s in connection with their disposition of 5,000,000 shares of common stock. Messrs. Brandys and Hopper intend to file their Form 4s shortly, Further, Messrs. Hanqing, Wenbin, Xiaoyan and Shao failed to file their initial Form 4s. The anticipate filing their Form 4s shortly.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	ation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)

Wang Hanqing	2004	0	0	0	0	0	0	0
president & director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Wu Wenbin	2004	0	0	0	0	0	0	0
treasurer & director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Peng Xiaoyan	2004	0	0	0	0	0	0	0
secretary & director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Charles Shao	2004	0	0	0	0	0	0	0
director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Alan W. Brandys	2004	0	0	0	0	0	0	0
president, treasurer &	2003	0	0	0	0	0	0	0
director, resigned	2002	0	0	0	0	0	0	0

Douglas Hopper	2004	0	0	0	0	0	0	0
vice president, secretary	2003	0	0	0	0	0	0	0
& director, resigned	2002	0	0	0	0	0	0	0

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 8, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Amount and
Name of Beneficial	Nature		Percent
Owner	Beneficial Owner	Position	of Class

Wang Hanqing	5,096,000	president & director	33.97%

Wu Wenbin	2,254,000	treasurer & director	15.03%

Peng Xiaoyan	980,000	secretary & director	6.53%

Charles Shao	-0-	director	0.00%

TOTAL	8,330,000		55.53%

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

On August 12, 2004, we entered into a Stock Exchange Agreement and Plan of Reorganization with our principal shareholders, Alan Brandys and Douglas Hopper; Global National Communications Corporation, a British Virgin Island corporation ("Global"); and, all of the shareholders of Global ("Global Shareholders") wherein we agreed to issue to the Global Shareholders 9,800,000 restricted shares of common stock in exchange for all of the issued and outstanding shares of Global owned by the Global Shareholders. Currently, we have 6,138,000 shares of common stock outstanding.

Further, we issued 1,450,000 restricted shares of common stock to Yarek Bartoz; 1,300,000 restricted shares of common stock to Lucky Ocean Group Ltd.; 1,000,000 shares of common stock to Maple Leaf Enterprises; and, 312,000 restricted shares of common stock to Wilfred Yu (collectively that "Investor Shareholders"). 500,000 of the shares issued to the Investor Shareholders will be placed in escrow. The 500,000 shares will be released to the Investor Shareholders if we, through the efforts of the Investor Shareholders, obtain a commitment for qualified financing within 60 days of Closing. Qualified financing means a cash investment of at least $2,000,000 in we in consideration of common stock or preferred stock to be issued by us with a minimum price per share of $1.00. In the event that Investor Shareholders do not obtain a commitment for at least $2,000,000 within 60 days of Closing, then Global Shareholders will receive the 500,000 escrowed shares in consideration of $1.00.

In addition, Messrs. Brandys and Hopper will return 5,000,0000 of our shares of common stock owned by them to the company treasury and the shares will be cancelled.

After the exchange is completed, assuming Messrs. Brandys and Hopper return their 5,000,000 shares of our common stock; the shares are issued to the Investor Shareholders; and 9,800,000 shares are issued to Global Shareholders, there will be 15,000,000 shares of our common stock outstanding. 1,138,000 shares will be free trading and 13,862,000 shares will be restricted securities as that term is defined in Rule 144 of the Securities Act of 1933, as amended.

At closing Mr. Brandys will be replaced as president, principal executive officer, treasurer, principal accounting officer, and principal financial officer and Wang Hanqing will be appointed president and chief executive officer and Wu Wenbin will be appointed treasurer and chief financial officer. Also, Mr. Hopper will be replaced by Peng Xiaoyan as secretary.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report and amendment thereto as filed with the Securities and Exchange Commission, on September 25, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on September 2, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

10.1	Stock Exchange Agreement and Plan of Reorganization

The following exhibits are included herein:

Exhibit No.	Document Description

16.1	Letter from Williams & Webster, CPAs.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2004. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $5,033 for the fiscal year ended June 30, 2003 and approximately $10,000 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2003 and June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended June 30, 2003 and for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2003 and June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2004.

ZEOLITE MINING CORPORATION
(Registrant)

BY:	/s/ Wang Hanqing
Wang Hanqing
President, Principal Executive Officer and Director

BY:	/s/ Wu Wenbin
Wu Wenbin
Treasurer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Wang Hanqing	President, Principal Executive Officer	October 13, 2004
Wang Hanqing	and a member of the Board of Directors

/s/ Wu Wenbin	Treasurer, Principal Financial Officer	October 13, 2004
Wu Wenbin	and Directors

/s/ Peng Xiaoyan	Secretary and Director	October 13, 2004
Peng Xiaoyan

/s/ Charles Shao	Director	October 13, 2004
Charles Shao