Form 10KSB
period 2004-09-30
Global National Communications Corp.
filed 2005-01-13
CIK 1134018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended - September 30, 2004 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from

                        Commission file number 000-50120

                      GLOBAL NATIONAL COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

            NEVADA                                          N/A
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
                               2/F Hang Wei Bldg.
                                     Road 2
                               North Hi-Tech Park
                               Shenzhen, Guangdong
                            Peoples Republic of China
          (Address of principal executive offices, including zip code.)

                                (86755) 26994588
                     (telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered
         None                          None

Securities registered pursuant to Section 12(g) of the Act:
         Title of each class           Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State   issuer's   revenues  for  its  most  fiscal  year  September  30,  2004:
$18,863,838.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of January 6, 2004, the value was $36,217,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 11, 2005: 22,000,000

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

ITEM 2.   DESCRIPTION OF PROPERTY.

ITEM 3.   LEGAL PROCEEDINGS.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL PLAN OF OPERATION.

ITEM 7.   FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.  CONTROLS AND PROCEDURES.

ITEM 8B.  OTHER INFORMATION.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 10.  EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         We were incorporated in the State of Nevada on October 5, 2000 under the name Zeolite Mining Corporation. On November 18, 2004, to reflect the company's current operations, the name of the company was changed from Zeolite Mining Corporation to Global National Communications Corp. Our headquarters are located at 2/F, Hang Wei Bldg., Road 2, North Hi-Tech Park, Shenzhen, Guangdong, Peoples Republic of China. Our telephone number is (86755)26994588.

         Until August 2004, we had nominal assets and limited operations. On August 12, 2004, we entered into a Stock Exchange Agreement and Plan of Reorganization with our principal stockholders, Alan Brandys and Douglas Hopper; Global National Communications Corporation, a British Virgin Island corporation ("GNCC"); and, all of the stockholders of GNCC ("Global Stockholders") wherein we agreed to issue to the Global Stockholders 49,800,000 shares of common stock in exchange for all of the issued and outstanding shares of GNCC owned by the Global Stockholders.

         Further, we issued 7,250,000 shares of common stock to Yarek Bartosz; 6,500,000 shares of common stock to Lucky Ocean Group Ltd.; 5,000,000 shares of common stock to Maple Leaf Enterprises; and, 1,560,000 restricted shares of common stock to Wilfred Yu (collectively that "Investor Stockholders.

         In addition, Messrs. Brandys and Hopper returned 5,000,0000 of our shares of common stock owned by them to the company treasury and the shares were cancelled. All share amounts presented herein have been adjusted to reflect a five-for-one forward stock split effective October 25, 2004.

        At closing Mr. Brandys resigned as president, principal executive officer, treasurer, principal accounting officer, and principal financial officer and Wang Hanqing was be appointed president and chief executive officer and Wu Wenbin was appointed treasurer and chief financial officer. Also, Mr. Hopper was replaced by Peng Xiaoyan as secretary.

         Until the exchange, we had only nominal assets and limited business operations. As a result of the exchange, we will continue the business operations of GNCC. We are a holding company and have no significant business operations or assets other than our interest in GNCC.

Global National Communications Corp. (GNCC)

         Global National Communications Corporation ("GNCC") is located in Shenzhen China, on the coast of the South Sea along Guangdong Province, China. Shenzhen is the largest high tech industry and free trade zone in China. GNCC, through its wholly owned subsidiary Guonuo (Shenzhen) Industrial Co. Ltd., a high tech enterprise, established in Shenzhen, China, in May 1998, is engaged in three lines of business.

          1. Consumer Products - manufacturing of consumer electronic products such as MP3 players and Little Smart wireless city phones.

          2. Electric Power Management Systems - manufacturing of electrical power monitoring systems.

          3. OEM Circuit Boards - manufacturing customized circuit boards for various small electronic products manufacturers, and Products

Consumer Products

         GNCC manufactures MP3 players and a Little Smart City-phone (PHS - Personal Handy System). The PHS equipment is designed to meet the needs of subscribers that do not require all of the features offered by traditional cellular technology, but who want more than the features offered by standard fixed-line technology, including regional mobility, a more cost-effective tariff plan, and access to value-added data services. When compared to other traditional macrocellular wireless systems, PHS offers lower deployment costs, easier radio frequency planning, higher traffic capacity, better voice quality, faster data transmission speeds, lighter handsets with lower power requirements, and better support of advanced information services.

         PHS is based on microcellular technology. In comparison to more traditional macrocellular systems, PHS cell stations are small and are normally installed on existing utility poles or buildings rather than on large towers. Mounting small transmitters this way greatly reduces the cost and complexity of installation as there is neither need for a major tower construction project nor any significant tower lease fees. Additionally, mounting a small PHS cell station close to its antenna and connecting it to the network using standard telephone wire is far simpler and more cost effective than the traditional cellular approach of installing a large transmitter on the ground and running heavy coaxial cables up a tower to the antennas. PHS cell station installation takes a few hours, compared to several days to install, power, and commission a traditional wireless cell station. Because PHS uses "dynamic frequency allocation," a process where each cell "listens to" all available radio channels before selecting one for each call, the overall radio planning and engineering for PHS is very simple. While adding cells to handle more calls in a traditional cellular network requires considerable frequency planning and balancing, adding cells to a PHS network is less difficult because PHS cells can automatically determine what channels to use. This capability, combined with the low cost per cell, allows a carrier to start with a very small system serving only hundreds of subscribers and grow that system to serve millions, simply by adding small cells.

         As part of PHS' production and technique development, GNCC has established a strategic alliance with PHS chipset vendors. This relationship enables GNCC to receive priority chipset purchase and remain on the leading edge of product technology. GNCC has established a market network with telecommunication operators throughout China, guaranteeing market entry and share and is a supplier to many large corporations, including Bell (USA). GNCC plans to focus sales efforts into PHS as a retailer through established distribution networks.

Power Monitoring Systems

         GNCC is a participator in the formulation of industrial standards for the power sector in China. GNCC has achieved large scale production with one system and four project products by applying digital control and power line carrier spread spectrum technology. In 2001, the State Economic and Trading Commission recognized GNCC's power system product CGZ096-IJ as a national key new product project.

OEM Circuit Board Manufacturing

         GNCC customizes circuit boards in personal computers main boards, display cards, network interface cards, board cards for a variety of electrical appliances and board cards for mobile phones. GNCC is also involved in research and development, production and sales of electrical power line information management system products.

Sales, Marketing And Customer Support

         We pursue a direct sales and marketing strategy targeting sales to individual telecommunications bureaus and to manufacturers or equipment distributors with closely associated customers. We maintain sales and customer support sites in Shenzhen, Dalian and Beijing. We also sell through relationships with regional government-owned telecommunications manufacturing companies, which act as agents in the sale of our products to telecommunications bureaus.

         We believe our customer support services allow us to offer our customers high quality service. Our customer service operation in Shenzen is located within our manufacturing facility and serves as both a technical resource and liaison to our product development organization. Customer service technicians are distributed in the regional sales and customer support sites to provide a local presence. We provide additional support on a 24-hour, 365-day basis from our customer support center in Shenzen.

Manufacturing, Assembly And Testing

         We manufacture or engage in the final assembly and testing of our products at our manufacturing facility in Shenzen. The manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

         Our manufacturing facility is ISO 9001-2000 certified. ISO 9001-2000, an upgrade from ISO 9002 certification, requires that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent outside auditor.

         GNCC is founded on a philosophy that continuous leading-edge technology and development ability is the fundamental force for the development of an enterprise. One of the keys to GNCC's success is an emphasis on research and development. A new technology research and development and open-style laboratory was recently built, specifically providing an environment conducive to on-going research and development.

         GNCC employs over 70 research and development personnel, accounting for 13% of total employees. Strategic, cooperative relationships with reputable universities, including Tsinghua University, have been established. GNCC has kept pace with a broad range of market economic developments in Shenzhen.

         Sufficient investment is the important foundation for constantly updating technologies and maintaining a competitive advantage. Over 6% of sales income has been annually invested in technological development in recent years.

Customers and Suppliers

         Our three largest customers, Oingvi Technology (Shenzhen) Co. Ltd., Shanxi Weineng Automation Engineering Co. Ltd., and Beijing Te'ouma Electric Technology Co. Ltd. collectively represented 29.32% of 2004 sales. Although we do not have long term contracts with any of our customers, we believe that our ability to establish and maintain long-term relationships with our customers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service.

         We have many suppliers for our products.

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

Competition

         The industry is extremely competitive. Criteria for our customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. Certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Employees and employment agreements

         At present, we have 900 employees, other than our officers and directors.

ITEM 2.     DESCRIPTION OF PROXY.

         We own our administrative office located at :2/F, Hang Wei Bldg., Road 2, North Hi-Tech Park, Shenzhen, Guangdong, Peoples Republic of China. We believe our existing facilities and equipment are well maintained and in good operating condition and we believe our facilities are sufficient to meet our needs for the foreseeable future. Our telephone number is (86755)26994588. We also own a 420,000 m2 tract of property in the Ji'an Economic Development Zone in the Province of Jiangti. There are currently no operations on the Ji'an property.

ITEM 3.     LEGAL PROCEEDINGS.

         We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In October 2004, the holders of a majority of the outstanding common stock approved by written consent an amendment to the Articles of Incorporation to change the name of the company to Global National Communications Corporation. A Definitive Schedule 14C was filed with the Commission on October 29, 2004.

         There were no other matters submitted to the stockholders in the final quarter of 2004.

                                                                PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

         Our shares were listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. on October 15, 2003. Our trading symbol is "GLNC." The table shows the high and low bid price of our stock for 2003 and 2004 since trading began on October 15, 2003. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.

Quarter ended                 High         Low
2003
December 31                   $0.02       $0.02

2004
March 31                      $0.03       $0.03
June 30                       $0.06       $0.06
September 30                  $0.08       $0.03

Stockholders

         At January 3, 2005, we had approximately 100 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Securities authorized for issuance under equity compensation plans

         We do not have and equity compensation plans and accordingly we have no securities authorized for issuance thereunder. Recent Sales of Unregistered Securities

         On October 25, 2004, the company effected a five for one forward stock split, bringing the issued and outstanding common stock to 75,00,000.

         On November 15, 2004, the company issued 2,000,000 to consultants for an aggregate purchase price of $2,000,000. The shares were issued for cash.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

         The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

General Overview:

On August 12, 2004, Zeolite Mining Corporation, a Nevada corporation ("Zeolite"), entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), as amended on September 30, 2004, by and among its principal shareholders, Alan Brandys ("Brandys") and Douglas Hopper ("Hopper") (collectively, the "Zeolite Shareholders"), Global National Communications Corporation, a British Virgin Island corporation ("Global BVI"), and all of the shareholders of Global (the "Global Shareholders"), wherein Zeolite agreed to issue to the Global Shareholders 49,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Global BVI (the "Global Acquisition"). The Global Acquisition closed on September 30, 2004, as a result of which Global BVI became a wholly-owned subsidiary of Zeolite. All share and per share amounts presented herein have been adjusted to reflect a five-for-one forward stock split effective October 25, 2004.

At the closing of the transaction, Brandys and Hopper resigned as officers and directors of Zeolite and Wang Hanqing, Wu Wenbin, Peng Xiaoyan and Charles Shao were appointed to the board of directors to replace Brandys and Hopper. In addition, Wang Hanqing, Wu Wenbin and Peng Xiaoyan were also appointed officers of Zeolite.

On October 1, 2004, the board of directors of Zeolite changed Zeolite's fiscal year end from June 30 to September 30 to conform to the fiscal year end of Global BVI. On October 15, 2004, shareholders holding a majority of the outstanding shares of Zeolite's common stock executed a written consent approving an amendment to Zeolite's articles of incorporation to change its name from Zeolite Mining Corporation to Global National Communications Corporation. The name change was effective November 18, 2004.

Global National Communications Corporation, including, when the context so requires, Global BVI and Guonuo Shenzhen Industrial Company Ltd. (as described below), is referred to herein as the "Company".

The acquisition of Global BVI by Zeolite was accounted for as a recapitalization of Global BVI, pursuant to which the accounting basis of Global BVI continued unchanged subsequent to the effective date of the transaction. Accordingly, the pre-transaction consolidated financial statements of Global BVI are the historical financial statements of Zeolite, with the shareholders' equity section of the balance sheet of Global BVI reconfigured to reflect the capital structure of Zeolite.

In conjunction with the Global Acquisition, Zeolite also agreed to issue an aggregate of 20,310,000 shares of common stock for financial consulting services, consisting of 7,250,000 shares of common stock to Yarek Bartosz, 6,500,000 shares of common stock to Lucky Ocean Group Ltd., 5,000,000 shares of common stock to Maple Leaf Enterprises, and 1,560,000 shares of common stock to Wilfred Yu (collectively, the "Investor Shareholders"). With respect to such shares, 2,500,000 shares issued to the Investor Shareholders were placed in escrow, to be released to the Investor Shareholders if Zeolite, through the efforts of the Investor Shareholders, obtained a commitment for a financing (a "Qualified Financing") within 60 days of the closing of the transaction. A Qualified Financing was defined as a cash investment of at least $2,000,000 in

Zeolite in the form of Zeolite common stock or preferred stock with a minimum price per share of $0.20. In the event that the Investor Shareholders did not obtain a commitment for a Qualified Financing within 60 days of closing, then the Global Shareholders were entitled to acquire the 2,500,000 escrowed shares in consideration of $0.20 per share.

As of June 30, 2004, Zeolite had 30,690,000 shares of common stock issued and outstanding. In conjunction with the Global Acquisition, the Zeolite Shareholders returned 25,000,000 shares of Zeolite common stock owned by them to Zeolite, which were cancelled.

On November 12, 2004, the Global Shareholders and the Investor Shareholders returned a total of 55,000,000 shares of common stock to the Company, consisting of 36,140,000 shares owned by the Global Shareholders and 18,860,000 shares owned by the Investor Shareholders. The 55,000,000 shares that were returned to the Company were cancelled.

The previously described stock transactions were all deemed effective and recorded as of September 30, 2004. Accordingly, a net of 1,450,000 shares of common stock were issued to the Investor Shareholders, consisting of the 20,310,000 shares originally issued, less the 18,860,000 shares returned and cancelled. The Company recorded a charge to operations of $12,186,000 at September 30, 2004 to reflect the estimated fair market value of the shares of common stock (4,062,000 pre-split shares; 20,310,000 post-split shares) issued to the Investor Shareholders in conjunction with the Global Acquisition.

Effective November 15, 2004, the Company sold 2,000,000 shares of common stock at $1.00 per share for an aggregate purchase price of $2,000,000, consisting of 1,000,000 shares sold to Yarek Bartosz and 1,000,000 shares sold to Dong Chen, who are related parties, thus satisfying the requirement for a Qualified Financing as noted above. Accordingly, the 2,500,000 escrow shares were classified as issued and outstanding shares in the consolidated financial statements at September 30, 2004.

The Company conducts its operations through Global BVI's wholly-owned subsidiary, Guonuo Shenzhen Industrial Company Ltd. ("GSIC"). GSIC was organized in Guangdong Province of the People's Republic of China ("China" or the "PRC") on May 26, 1998, and has an approved operating period through July 9, 2014. GSIC designs and manufactures electrical power monitoring systems, computer components, telecommunications devices, digital television components, MP3 recorders and accessories. GSIC sells its products primarily in the PRC. GSIC's sales are to both original equipment manufacturers and under its own brand name. GSIC's facilities are located in the Shenzhen Hi-Tech Park.

GSIC faces a number of risks and challenges since its operations are located in the PRC. GSIC's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's consolidated results of operations and financial condition may be adversely affected by changes in, among other factors, the political and social conditions in the PRC, and by changes in the government policies with respect to laws and regulations, anti-inflationary measures, currency exchange rates, currency conversion and remittance abroad, and rates and methods of taxation.

Critical Accounting Policies:

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenues:

The Company recognizes product sales generally at the time the product is shipped and title passes to the customer and collectibility is reasonably assured. Revenues are presented net of any sales tax or value added tax. Shipping and handling costs are included either in general and administrative expenses or in selling and distribution expenses.

Accounts Receivable:

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

Income Taxes:

The Company records a tax provision to reflect the expected tax payable on taxable income in the applicable jurisdiction for the period, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous periods. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property, plant and equipment and certain intangible assets. In assessing the impairment of such assets, the Company periodically makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions indicate that the carrying amount may not be recoverable, the Company records impairment charges for these assets at such time.

Results of Operations:

Fiscal Years Ended September 30, 2004 and 2003:

Net Sales. Net sales increased by $5,156,952 or 37.6% to $18,863,838 for the fiscal year ended September 30, 2004, as compared to $13,706,886 for the fiscal year ended September 30, 2003. Sales increased in 2004 as compared to 2003 as a result of increased business activities and, in particular, the PHS market. Sales to related parties aggregated $1,215,536 in 2004, as compared to $221,698 in 2003. Sales to individual related parties did not account for 10% or more of sales in 2003 or 2004.

Gross Profit. Gross profit was $3,291,132 or 17.4% of net sales for the fiscal year ended September 30, 2003, as compared to gross profit of $1,870,367 or 13.6% of net sales for the fiscal year ended September 30, 2003. The increase in the gross margin in 2004 as compared to 2003 was primarily a result of a 122% increase in the sales of circuit boards in 2004 as compared to 2003, which have a gross profit margin of 21.5%.

The Company's other products generally have gross profit margins ranging from approximately 17.0% to 18.5%, although certain OEM business has an approximate 10.5% gross product margin.

Selling and Distribution Expenses. Selling expenses decreased by $20,615 to $78,908 for the fiscal year ended September 30, 2004, as compared to $99,523 for the fiscal year ended September 30, 2003. The major components of selling and distribution expenses are salesmen's compensation and travel expenses.

General and Administrative Expenses. General and administrative expenses increased by $334,097 or 76.1% to $773,288 for the fiscal year ended September 30, 2004, as compared to $439,191 for the fiscal year ended September 30, 2003, as a result of increased administrative personnel and audit fees. The major components of general and administrative expenses are management compensation and related personnel costs and audit fees.

Bad Debt Expense. Bad debt expense was $711,519 for the fiscal year ended September 30, 2004, as compared to $1,203,199 for the fiscal year ended September 30, 2003.

Research and Development Expenses. Research and development expenses were $55,482 for the fiscal year ended September 30, 2004, as compared to $56,782 for the fiscal year ended September 30, 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses was $369,208 for the fiscal year ended September 30, 2004, as compared to $228,408 for the fiscal year ended September 30, 2003.

Shares Issued for Financial Consulting. The Company recorded a non-cash charge to operations of $12,186,000 at September 30, 2004 to reflect the estimated fair market value of the shares of common stock issued to the Investor Shareholders in conjunction with the Global Acquisition.

Income (Loss) From Operations. As a result of the aforementioned factors, the loss from operations was $10,514,065 for the fiscal year ended September 30, 2004, as compared to income from operations of $71,672 for the fiscal year ended September 30, 2003.

Financial Expenses. Financial expenses were $328,166 for the fiscal year ended September 30, 2004, as compared to $144,247 for the fiscal year ended September 30, 2003. The increase in financial expenses was a result of an increase in bank loans.

Other Income. Other income was $$33,244 for the fiscal year ended September 30, 2004, as compared to $181,689 for the fiscal year ended September 30, 2003.

Non-Operating Expenses. Non-operating expenses were $64,930 for the fiscal year ended September 30, 2004, as compared to $158,116 for the fiscal year ended September 30, 2003.

Loss Before Provision for Income Taxes. As a result of the aforementioned factors, the loss before provision for income taxes was $10,873,917 for the fiscal year ended September 30, 2004, as compared to a loss before provision for income taxes of $49,002 for the fiscal year ended September 30, 2003.

Provision for Income Taxes. The provision for income taxes, which is computed on a per country basis, was $151,770 for the fiscal year ended September 30, 2004, as compared to $93,915 for the fiscal year ended September 30, 2003.

China has a preferential tax policy for high-tech enterprises that provides for income taxes to be cancelled for the first two profitable years and to be reduced by 50% for the subsequent three years. Accordingly, for the fiscal years ended September 30, 2004 and 2003, SGIC was subject to a tax rate of 15%, reduced by a tax holiday of 7.5%, resulting in a net tax rate of 7.5%. This tax holiday will expire in 2005.

Net Loss. As a result of the aforementioned factors, the net loss was $11,025,687 for the fiscal year ended September 30, 2004, as compared to a net loss of $142,917 for the fiscal year ended September 30, 2003.


Financial Condition - September 30, 2004:

Liquidity and Capital Resources:

Operating. The Company's operations utilized cash resources of $493,911 for the fiscal year ended September 30, 2004, as compared to utilizing cash resources of $1,112,434 for the fiscal year ended September 30, 2003. At September 30, 2004, cash and cash equivalents were $325,545. The Company had a working capital deficiency of $831,944 at September 30, 2004, reflecting a current ratio of 0.93:1.

Net accounts receivable increased to $6,736,756 at September 30, 2004, as compared to $3,714,385 at September 30, 2003, an increase of $3,022,371 or 81.4%, as a result of an increase in sales.

Inventories decreased to $2,694,454 at September 30, 2004, as compared to $5,095,387 at September 30, 2003, a decrease of $2,400,933 or 47.1% primarily as a result of a decrease in raw materials. The Company decreased its raw material inventory level due to cash flow limitations and in an attempt to increase inventory turnover.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the fiscal year ending September 30, 2005.

Investing. During the fiscal year ended September 30, 2004, the Company utilized $3,056,877 in investing activities, the major components of which were the acquisition of property and equipment of $2,418,434 and an increase in loans receivable of $642,733. During the fiscal year ended September 30, 2003, the Company utilized $1,535,391 in investing activities, the major components of which were the acquisition of property and equipment of $746,358 and an increase in loans receivable of $785,024.

Financing. During the fiscal year ended September 30, 2004, the Company generated $2,114,431 from financing activities, consisting of the net proceeds from borrowings. During the fiscal year ended September 30, 2003, the Company generated $3,420,372 from financing activities, consisting of the net proceeds from borrowings.

At September 30, 2004, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Inflation and Currency Matters:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.28 at September 30, 2003 and 2004.

Quantitative and Qualitative Disclosures about Market Risk:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 point basis change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

Recent Accounting Pronouncements:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its September 30, 2003 consolidated financial statements, and the measurement and recording provisions of FIN No. 45 effective October 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. Accordingly, the implementation of the provisions of FIN 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

ITEM 7.     FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR'S REPORT                                  F-2

FINANCIAL STATEMENTS

          Balance Sheets                                      F-3

          Statements of Operations                            F-4

          Statement of Stockholders' Equity                   F-5

          Statements of Cash Flows                            F-6

NOTES TO THE FINANCIAL STATEMENTS                             F-7 - F-19

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

         The Report of Williams & Webster, P.S. on the Registrant's financial statements as of and for the years ended September 30, 2004 and 2003 did not contain an adverse, qualified or disclaimer of opinion. However, the Reports did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of September 30, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

         There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

                                                               PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address          Age    Positions

Wang Hanqing              40     President, Chief Executive Officer and Director

Wu Wenbin                 42     Treasurer, Chief Financial Officer and Director

Peng Xiaoyan              39     Secretary and Director

Charles Shao              41     Director

         All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Wang Hanqing - President, Chief Executive Officer and Director

         Wang Hanqing, has served as the President and Chief Executive Officer of the company and has served on the Board of Directors since August 2004. Wang Hanqing graduated from the Electrical Engineering Department of Tsinghua University in 1985. He joined Shenzhen Development Technology Co., Ltd. in the same year and worked there until May, 1998, holding the positions of technical and engineering manager, planning manager and director of cooperation workshop in succession being responsible for product testing, personnel management and marketing as well. In 1998, he founded Shenzhen Guonuo Industrial Co., Ltd and since that time services as its general manager and director with responsibility for overall management and planning.

Wu Wenbin - Treasurer, Chief Financial Officer and Director

         Wu Wenbin, has served as the Chief Financial Officer of the company and has served on the Board of Directors since August 2004. In July 1982 he graduated from Zhengzhou College of Aeronautics. From July 1982 to September 1985 he acted as the teaching assistant for the accounting class in the same college. During the period from September 1985 to July 1987, he majored in law in Nanjing College of Aeronautics. From July 1987 to September 1993, he worked as the lecturer teaching accounting class in the Zhengzhou College of Aeronautics. From October 1993 to July 1997, he worked as the financial manager in the Shenzhen Guangxia Industrial Company. From August 1997 to February 2000, he acted as the deputy general manager and the director of the Jiangxi Xinyu Yugang Industrial Co., Ltd with responsibility for marketing and finance. From March 2000 to August 2001, he worked as the financial controller in the Shenzhen Sannuo Electronic Co., Ltd. From November 2001 to June 2003, he studied business administration of the Queens University of Brighton where he received an MBA. Since October 2001 he has served as the financial controller in Shenzhen Guonuo Industrial Co., Ltd.

Peng Xiaoyan - Secretary and Director

         Peng Xiaoyan, has served as the Secretary of the company and has served on the Board of Directors since August 2004. She graduated from Enterprise Management Department of Xiamen University in 1991. From March 1986 to September 1991, she acted as an administration supervisor in Shenzhen Development
Technology Co., Ltd. responsible for personnel management and customer relations. From October 1991 to October 2001, she acted as the general manager of APSI (SHENZHEN) INDUSTRIAL COMPANY. She has been a director of Shenzhen Guonuo Industrial Co., Ltd since June 2001 and she has served as the executive deputy general manager since November 2001.

Charles Shao - member of the board of director

         Charles Shao has been a director of the company since August 2004. Mr. Shao graduated from the Electrical Engineering Department of Tsinghua University in July, 1985. From October 1997 to April 1999, he was the operations director and manufacturing director, responsible for company set up and product production of Netscreen Technologies, Inc. From April 1999 to June 2002, he founded and operated ServGate Technologies, Inc. In July 2002 he founded and serves as the Chief Technical Officer of EPIN Technologies Inc. where he is responsible for the research and development of broadband wireless data products, wireless network products, PHS and GSM terminal products and MP3 products.

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

Compliance with Section 16 (a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934 with the exception of Alan Brandys and Douglas Hopper who failed to timely file a Form 4 in connection with their disposition of 5,000,000 shares of common stock. Further, Messrs. Hanqing, Wenbin, Xiaoyan and Shao failed to timely file their Form 3s.

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

Disclosure Committee and Charter

         We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.     EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to compensation paid by us to the chief executive officer since the Exchange. No other executive officer received compensation in excess of $100,000 for the fiscal year ended
September 30, 2004.

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
                                                       Compen         Stock     Underlying     LTIP     All Other
Name and Principal               Salary     Bonus       ation       Award(s)     Options /    Payouts   Compens-
     Position           Year      ($)        ($)         ($)           ($)       SARs (#)       ($)     ation ($)

Wang Hanqing            2004     20,000       0           0             0            0           0          0
president & director    2003       0          0           0             0            0           0          0
                        2002       0          0           0             0            0           0          0


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

         We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2005. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of January __, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. Unless otherwise disclosed, the address of each person set forth below is that of the company.


                                        Amount and
Name of Beneficial                        Nature                                 Percent
Owner                                Beneficial Owner          Position          of Class
Wang Hanqing                            8,156,000       President and director    37.07%

Wu Wenbin                                 980,000       Treasurer and director     4.45%

Peng Xiaoyan                            2,254,000       Secretary and director     10.2%

Charles Shao                                  -0-              director            0.00%

Officers and Directors as a Group      11,390,000                                  51.8%
(4 persons)

Principal Shareholders

Yarek Bartoz                            1,450,000                                  6.59%

Lucky Ocean Group Ltd.                  1,500,000                                  6.81%
12th Floor
Ruttonjee House
11 Duddell Street
Central, Hong Kong

Maple Leaf Enterprises                  1,075,000                                  4.88%


Principal Stockholders as a Group       4,025,000                                 18.29%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On November 12, 2004, certain of our directors and consultants returned an aggregate of 55,000,000 shares of common stock for cancellation.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Reports on Form 8-K

                (a)     Form 8-K/A coving Items (4.01,  9.01) filed  January __,
                        2005

                (b)     Form 8-K covering Items (1.01,  4.01,  5.01, 5.02, 5.03,
                        9.01) filed October 6, 2004

                (c)     Form 8-K/A covering Items (1.01,  9.01) filed  September
                        8, 2004

                (d)     Form 8-K covering Items (1.01,  9.01) filed September 2,
                        2004

                (e)     Form 8-K  covering  (7.01,  9.01) filed  August 27, 2004
                        Exhibits

Exhibit No.       Document Description

3.1               Articles of Incorporation. (1)

3.2               Bylaws. (1)

4.1               Specimen Stock Certificate. (1)

14.1              Code of Ethics (2)

99.1              Audit Committee Charter (2)

99.2              Disclosure Committee Charter (2)

10.1              Stock Exchange Agreement and Plan of Reorganization (3)

10.2              Subscription Agreement, dated October 25, 2004

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (4)

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (4)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (4)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (4)
-----------------

(1) Incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-56686 on March 7, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

(2) Incorporated herein by reference from the Registrant's Form 10-KSB Annual Report and amendment thereto as filed with the Securities and Exchange Commission, on September 25, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

(3) Incorporated herein by reference from the Registrant's Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on September 2, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

(4) Filed herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Williams and Webster, P.S., Certified Public Accountants, were the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2004. Williams & Webster, P.S. performed the following services and has been paid the following fees.

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

Audit-Related Fees

         Williams & Webster, P.S. was not paid additional fees for the fiscal year ended June 30, 2003 and June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

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


         Williams and Webster, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2004.

         Rottenberg & Company LLP has performed the following services and has been paid the following fees.

Audit Fees

         Rottenberg & Company LLP, was paid aggregate fees of approximately $60,000 for the fiscal year ended September 30, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

         Rottenberg & Company LLP was not paid additional fees for the fiscal year ended September 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

         Rottenberg & Company LLP, was not paid any aggregate fees for the fiscal year ended September 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

         Rottenberg & Company LLP, was paid no other fees for professional services during the fiscal years September 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of January, 2005.


                          GLOBAL NATIONAL COMMUNICATIONS CORP.
                          (Registrant)


                          By:  /s/ Wang Hanqing
                             ---------------------------------------------------
                             Wang Hanqing
                             President, Principal Executive Officer and Director

                          By: /s/ Wu Wenbin
                             ---------------------------------------------------
                             Wu Wenbin
                             Treasurer, Principal Financial Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures            Title                                     Date

/s/ Wang Hanqing      President, Principal Executive Officer    January 13, 2005
-------------------
Wang Hanqing          and a member of the Board of Directors

/s/ Wu Wenbin         Treasurer, Principal Financial Officer    January 13, 2005
-------------------
Wu Wenbin             and Directors

/s/ Peng Xiaoyan      Secretary and Director                    January 13, 2005
-------------------
Peng Xiaoyan

/s/ Charles Shao      Director                                  January 13, 2005
-------------------
Charles Shao

INDEX TO FINANCIAL STATEMENTS


                                                                      Pages
                                                                      -----


Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of September 30, 2004 and 2003         F-3

Consolidated Statements of Operations for the years ended
  September 30, 2004 and 2003                                         F-4


Consolidated Statements of Changes in Shareholders' Equity for the
  years ended September 30, 2004 and 2003                             F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 2004 and 2003                                         F-6


Notes to the Consolidated Financial Statements                        F-7 - F-19

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors
Global National Communications Corporation and Subsidiary
(Formerly Zeolite Mining Corporation)
Shenzhen, Peoples Republic of China

We have audited the accompanying consolidated balance sheets of Global National Communications Corporation and Subsidiary as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with The Public Company Accounting Oversight Board Standards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global National Communications Corporation and Subsidiary as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Certified Public Accountants

Rochester, New York
January 6, 2005


            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

     Assets
     ------
                                                                           2004              2003
                                                                       -----------       -----------
Current Assets
     Cash and Cash Equivalents                                     US$     325,545   US$   1,761,902
     Accounts Receivable, Net of Provision                               6,736,756         3,714,385
     Other Receivable, Net of Provision                                  1,793,643         2,224,705
     Short Term Investment                                                  12,077             9,058
     Prepayments                                                            25,341           394,072
     Deferred Expenses                                                     141,703            34,835
     Inventory                                                           2,694,454         5,095,387
                                                                       -----------       -----------
          Total Current                                                 11,729,519        13,234,344

Fixed Assets
     Property, Plant and Equipment                                       4,588,648         2,339,275
     Less: Accumulated Depreciation                                       (880,459)         (622,214)
                                                                       -----------       -----------
          Fixed Assets, Net                                              3,708,189         1,717,061

Other Assets
     Loans Receivable                                                    1,427,757           785,024
     Intangible Assets, Net of Accumulated Amortization                     11,942               531
     Deferred Assets                                                        68,918            83,882
                                                                       -----------       -----------
          Total Other                                                    1,508,617           869,437

                                                                       -----------       -----------
     Total Assets                                                  US$  16,946,325   US$  15,820,842
                                                                       ===========       ===========


     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities
     Bank Loans                                                    US$   7,393,221   US$   3,683,575
     Notes Payable                                                               0         1,570,048
     Accounts Payable                                                    2,626,039         4,904,668
     Advances from Customers                                               478,196           556,864
     Other Payables                                                      1,999,377         2,279,963
     Accrued Expenses                                                       64,630            56,510
                                                                       -----------       -----------
          Total Current Liabilities                                     12,561,463        13,051,628

Long-Term Liabilities
     Long-Term Liabilities                                                 179,907           205,074
     Deferred Grant                                                        458,696                 0
                                                                       -----------       -----------

          Total Liabilities                                             13,200,066        13,256,702

Shareholders' Equity
     Common Stock - Par Value $.00001: 100,000,000 Shares
                   Authorized, 20,000,000 Issued and Outstanding               200               797
     Paid In Capital                                                    14,623,065         2,414,662
     Reserves                                                              425,929           189,101
     Retained Earnings (Deficit)                                       (11,302,935)          (40,420)
                                                                       -----------       -----------
                                                                         3,746,259         2,564,140

                                                                       -----------       -----------
     Total Liabilities and Shareholders' Equity                    US$  16,946,325   US$  15,820,842
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDING SEPTEMBER 30, 2004 AND 2003


                                                       2004             2003
                                                   -----------      -----------

Sales                                           US$ 18,863,838   US$ 13,706,886

Cost of Sales                                       15,572,706       11,836,519
                                                   -----------      -----------

Gross Profit                                         3,291,132        1,870,367

Expenses:
     Selling and Distribution Expenses                  78,908           99,523
     General and Administrative Expenses               773,288          439,191
     Bad Debt Expense                                  711,519        1,203,199
     Research and Development                           55,482           56,782
     Shares Issued for Financial Consulting         12,186,000                0
                                                   -----------      -----------
         Total Expenses                             13,805,197        1,798,695

Loss from Operations                               (10,514,065)          71,672

Financial Expenses                                    (328,166)        (144,247)
Other Income                                            33,244          181,689
Non-Operating Expenses                                 (64,930)        (158,116)
                                                   -----------      -----------

Loss Before Provision for Income Taxes             (10,873,917)         (49,002)

Provision for Income Taxes                             151,770           93,915
                                                   -----------      -----------

Net Loss                                        US$(11,025,687)  US$   (142,917)
                                                   ===========      ===========

Net Loss per Common Share-
 - Basic and Diluted                               ($      .14)     ($      .00)
                                                   ===========      ===========

Weighted Average Common
 Shares Outstanding                                 79,526,466       79,690,000
                                                   ===========      ===========



   The accompanying notes are an integral part of these financial statements.


            Global National Communications Corporation AND SUBSIDIARY
                      (Formerly Zeolite Mining Corporation)
           CONSOLIDATED Statements of Changes in Shareholders' Equity
                For The Years Ending September 30, 2004 and 2003

                                                        Par Value
                                                            Of
                                             (1)          Common                                   Retained
                                                          Stock         Paid in                    Earnings      Shareholders'
                                        # of Shares      $.00001        Capital       Reserves     (Deficit)        Equity
                                        -----------    -----------    -----------   -----------   -----------    -----------
Balance - September 30, 2002             79,690,000            797      2,414,662        29,120       262,478      2,707,057

Net Loss                                                                                             (142,917)      (142,917)

Additions to Reserve                                                                    159,981      (159,981)             0
----------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2003             79,690,000            797      2,414,662       189,101       (40,420)     2,564,140

Net Loss                                                                                          (11,025,687)   (11,025,687)

Additions to Reserve                                                                    236,828      (236,828)             0

Shares Issued - Financial Consultants
 Valued at $.60 per Share                20,310,000            203     12,185,797                                 12,186,000

Shares Returned and Cancelled -
Zeolite Shareholders (2)                (25,000,000)          (250)           250                                          0

Shares Returned and Cancelled -
Global Shareholders and
Investor Shareholders (2)               (55,000,000)          (550)           550                                          0

Paid In Capital Contributions                                              21,806                                     21,806
----------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2004             20,000,000            200     14,623,065       425,929   (11,302,935)     3,746,259
============================================================================================================================

     (1) All share and per share amounts have been restated to reflect a 5 for 1 forward split which was effective October 25, 2004.

     (2) See footnote 1 - Recapitalization and return and cancellation of shares.




   The accompanying notes are an integral part of these financial statements.


            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDING SEPTEMBER 30, 2004 AND 2003


                                                                               2004              2003
                                                                           -----------       -----------
Cash Flows from Operating Activities
Net Loss                                                               US$ (11,025,687)  US$    (142,917)
  Adjustments to Reconcile Net Loss to Net Cash
   from Operating Activities:
  Bad Debt Expense                                                             711,519         1,203,199
  Shares Issued for Financial Consulting                                    12,186,000                 0
  Loss from Sale/Disposal of Assets                                             58,061            49,732
  Amortization                                                                   6,880                 0
  Depreciation                                                                 369,268           228,408
  Changes in Assets and Liabilities:
  Accounts Receivable                                                       (3,618,630)       (1,877,818)
  Other Receivables                                                            315,802        (1,219,169)
  Inventory                                                                  2,400,933           851,006
  Prepayments                                                                  368,732           613,607
  Deferred Expenses                                                           (106,868)          (12,141)
  Deferred Assets                                                               14,964           (65,394)
  Accounts and Other Payables                                               (2,563,032)       (1,089,102)
  Advances from Customers                                                      (78,668)          352,178
  Accrued Expenses                                                               8,119            (4,023)
  Deferred Grant                                                               458,696                 0
                                                                           -----------       -----------
       Net Cash Flows from Operating Activities                               (493,911)       (1,112,434)

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                                     (2,418,434)         (746,358)
  Cash Proceeds from Sales of Assets                                            18,720             5,580
  Cash Purchase of Short Term Investment                                        (3,019)           (9,058)
  Increase in Loans Receivable                                                (642,733)         (785,024)
  Investment in Intangible Assets                                              (11,411)             (531)
                                                                           -----------       -----------
       Net Cash Flows from Investing Activities                             (3,056,877)       (1,535,391)

Cash Flows from Financing Activities
  Proceeds from Borrowings                                                   9,651,675         5,495,169
  Repayment of Borrowings                                                   (7,537,244)       (2,074,797)
                                                                           -----------       -----------
         Net Cash flows from Financing Activities                            2,114,431         3,420,372

Net Increase (Decrease) in Cash                                             (1,436,357)          772,547

Cash - Beginning of Year                                                     1,761,902           989,355

                                                                           -----------       -----------
Cash - End of Year                                                     US$     325,545   US$   1,761,902
                                                                           ===========       ===========


Supplemental Cash Flow Disclosures:
                                                                           -----------       -----------
  Interest Paid                                                               (328,166)         (144,247)
                                                                           ===========       ===========

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Contribution of Equipment by Bankrupt Company                                   25,625                 0
                                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

On August 12, 2004, Zeolite Mining Corporation (Zeolite) entered into a Stock Exchange Agreement and Plan of Reorganization with their principal shareholders, Alan Brandys and Douglas Hopper; Global National Communications Corporation, a British Virgin Island corporation ("Global"); and, all of the shareholders of Global ("Global Shareholders") wherein Zeolite agreed to issue to the Global Shareholders 49,000,000 restricted shares of common stock in exchange for all of the issued and outstanding shares of Global owned by the Global Shareholders.

Further, Zeolite issued for financial consulting services 7,250,000 restricted shares of common stock to Yarek Bartosz; 6,500,000 restricted shares of common stock to Lucky Ocean Group Ltd.; 5,000,000 shares of common stock to Maple Leaf Enterprises; and 1,560,000 restricted shares of common stock to Wilfred Yu (collectively that "Investor Shareholders"). The shares were valued at $.60 per share and a charge of $12,186,000 for financial consulting services is reflected in the accompanying statement of operations for the year ended September 30, 2004. 2,500,000 of the shares issued to the Investor Shareholders were placed in escrow to be released to the Investor Shareholders if the Company, through the efforts of the Investor Shareholders, obtained a commitment for qualified financing within 60 days of Closing. Qualified financing means a cash investment of at least $2,000,000 in consideration of common stock or preferred stock to be issued with a minimum price per share of $.20. In the event that Investor Shareholders did not obtain a commitment for at least $2,000,000 within 60 days of Closing, then Global Shareholders were entitled to acquire the 2,500,000 escrowed shares in consideration of $.20 per share.

Prior to the plan of reorganization Zeolite had 30,690,000 shares of common stock outstanding. In conjunction with the share exchange transaction, Messrs. Brandys and Hopper returned 25,000,000 shares of common stock owned by them to the company treasury and the shares were cancelled.

On November 12, 2004, in connection with the plan of reorganization effective September 30, 2004, the Global Shareholders and the Investor Shareholders returned 36,140,000 shares and 18,860,000 shares of common stock owned by them, respectively, to the Company. The 55,000,000 shares that were returned were cancelled. After these transactions were completed there were 20,000,000 shares of common stock outstanding. All share and per share amounts presented herein have been adjusted retroactively to reflect a 5 for 1 forward stock split on October 25, 2004 and the November 12, 2004 return and cancellation of shares by the Global Shareholders and the Investor Shareholders.

At Closing Mr. Brandys was replaced as president, principal executive officer, treasurer, principal accounting officer, and principal financial officer and Wang Hanquing was appointed president and chief executive officer and Wu Wenbin was appointed treasurer and chief financial officer. Also, Mr. Hopper was replaced by Pen Xiaoyan as secretary.

Global National Communications Corp. was organized under the laws of the British Virgin Islands. Global's wholly owned subsidiary is Shenzhen Guonuo Industrial Company Ltd., ("SGIC") a Peoples Republic of China ("PRC") Company. Located in Shezhen Hi-Tech Park, PRC, SGIC was incorporated in Guangdong province of the PRC on May 26, 1998. The Company has an approved operating period until July 9, 2014.

SGIC is a manufacturer of telecommunications devices, digital television parts, MP3 recorders and accessories. Their major market is in the PRC.

The acquisition of Global BVI by Zeolite was accounted for as a recapitalization of Global BVI, pursuant to which the accounting basis of Global BVI continued unchanged subsequent to the effective date of the transaction. Accordingly, the pre-transaction consolidated financial statements of Global BVI are the historical financial statements of Zeolite, with the shareholders' equity section of the balance sheet of Global BVI reconfigured to reflect the capital structure of Zeolite.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

2.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A.   PRINCIPALS OF CONSOLIDATION
--------------------------------

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America and includes its wholly owned subsidiary Shenzhen Guonuo Industrial Company, Ltd. All Intercompany transactions have been eliminated in consolidation.

B.   CASH AND CASH EQUIVALENTS
------------------------------

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

C.   TRADE RECEIVABLE
---------------------

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

D.   INVENTORIES
----------------

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

E.   PROPERTY, PLANT AND EQUIPMENT
----------------------------------

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives are:

            Land Use Rights                          50 Years
            Buildings                                20 Years
            Machinery                                5 - 10 Years
            Motor vehicles                           5 Years
            Office equipment and other               3 - 5 Years

F.   FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2004 and 2003 due to the relatively short-term nature of these instruments.

G.   INTANGIBLES
----------------

Intangibles are carried at cost and are amortized on the straight-line method over the life assigned to the intangible. The design fees are still in process at September 30, 2004. The trademark will be amortized beginning October 1, 2004.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


H.   INCOME TAXES
-----------------

Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

I.    GOVERNMENT SUBSIDIES
--------------------------

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with.

J.    RELATED PARTIES
---------------------

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

K.   FOREIGN CURRENCY TRANSLATION
---------------------------------

The Company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the exchange rate of 1 U.S. Dollar to 8.28 RMB for the respective years ended September 30, 2004 and 2003:

Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing rate the balance sheet date. Non-monetary transactions are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any are included in cumulative other comprehensive income
(loss) in stockholder's equity.

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar the RMB has been stable at approximately 1RMB to US$.1205 for the last few years. No representation is made that the RMB amounts could have been or could be, converted into United States dollars or any other currency at that rate or any other rate.

L.   USE OF ESTIMATES
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.


M.   REVENUE RECOGNITION
------------------------

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Revenue is presented net of any sales tax and value added tax.

N.   EMPLOYEES' BENEFITS
------------------------

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


O.   CONCENTRATION OF CREDIT RISK
---------------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

P.   WARRANTIES
---------------

The Company recognizes the cost of product warranties at the time expense is incurred. Warranty costs are included in cost of sales. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may be required to revise its estimated product warranty liability. At this time, the Company has not accrued a warranty obligation, since warranty costs to date have not been material.

Q.   RECENT PRONOUNCEMENTS
--------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability of the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Management does not expect these recent pronouncements to have a material impact on the Company's financial position or results of operations.

3.   ACCOUNTS RECEIVABLE

The Company's accounts receivable at September 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------
Accounts receivable                                      $8,113,508   $4,494,878
Less: Allowance for doubtful accounts                     1,376,752      780,493
                                                         -----------------------
                                                         $6,736,756   $3,714,385
                                                         =======================

The change in the allowance for doubtful accounts at September 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------
Balance -Beginning of Year                               $  780,493   $     --
Add:  Current Year Provision                                596,259      780,493
Less:  Accounts written off                                    --           --

                                                         -----------------------
Balance - End of Year                                    $1,376,752   $  780,493
                                                         =======================

4.   OTHER RECEIVABLES

The Company's other receivables at September 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------
Other receivables                                        $2,343,686   $2,659,488
Less: Allowance for doubtful accounts                       550,043      434,783
                                                         -----------------------

                                                         $1,793,643   $2,224,705
                                                         =======================

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003



The change in the allowance for doubtful accounts at September 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------
Balance -Beginning of Year                               $  434,783   $   12,078
Add: Current year Provision                                 115,260      422,705
Less: Accounts written off                                     --           --
                                                         -----------------------
Balance - End of Year                                    $  550,043   $  434,783
                                                         =======================

5.   PROPERTY, PLANT AND EQUIPMENT

                                                            2004         2003
                                                         ----------   ----------

Cost :
Land use rights                                          $  458,696   $     --
Buildings                                                   310,626      310,626
Machinery                                                 3,573,516    1,912,636
Motor vehicles                                              142,184       74,389
Office equipment and other                                  103,626       41,624
                                                         -----------------------
                                                          4,588,648    2,339,275

Less Accumulated depreciation and Amortization:
Land use rights                                               6,880         --
Buildings                                                    39,605       24,462
Machinery                                                   748,562      548,968
Motor vehicles                                               47,365       27,627
Office equipment and other                                   38,047       21,157
                                                         -----------------------
                                                            880,459      622,214

                                                         -----------------------
Property, plant and equipment, net                       $3,708,189   $1,717,061
                                                         =======================


Depreciation expense relating to property, plant and equipment was $369,268 and $228,408 for the years ended September 30, 2004 and 2003, respectively.

Amortization expense for the years ended September 30, 2004 and 2003 was $6,880 and $-0-, respectively. Estimated amortization expense for each of the five years succeeding September 30, 2004 is $9,174.

6.   INVENTORIES

                                                            2004         2003
                                                         ----------   ----------

Raw materials                                            $1,568,420   $3,607,003
Finished goods                                            1,099,933    1,464,886
Low value items                                              26,101       23,498
                                                         -----------------------

Total Inventories                                        $2,694,454   $5,095,387
                                                         =======================

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


7.   INTANGIBLES

Intangibles at September 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------

Cost :
Trademark                                                $      804   $      531
Design fees                                                  11,138         --
                                                         -----------------------
                                                         $   11,942   $      531
Less Accumulated Amortization:
Trademark                                                      --           --
Design fees                                                    --           --
                                                         -----------------------

Intangibles, Net                                         $   11,942   $      531
                                                         =======================

Amortization expense for each of the years ended September 30, 2004 and 2003 was $-0-.

8.   BANK LOANS

The Company has several bank loans totaling $7,393,221 and $3,683,575 at September 30, 2004 and 2003, respectively. Per the loan contracts, all are due on demand, with fixed interest rates accruing between 4.779% and 6.903% for each of the years ended September 30, 2004 and 2003. Loans are guaranteed by various companies and a shareholder of SGIC. One loan is also collateralized by the Company's bank deposit account.

9.   INCOME TAXES

The Company, registered in the PRC, is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws. SGIC was subject to a tax rate of 7.5% during 2004 and 2003. The Company is entitled to a tax concession of half the tax rate for Corporate income tax. SGIC is also subject to a PRC value added tax of 17% for the years ended September 30, 2004 and 2003.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the years ended September 30, 2004 and 2003 is as follows:

                Statutory tax rate                        15.0%
                Tax holidays and concessions              (7.5%)
                                                     ----------
                Effective tax rate                         7.5%
                                                     ==========

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


The provisions for income taxes for each of the years ended September 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------

Current                                                  $  151,770   $   93,915
                                                         =======================

Had this tax holiday not been available, income tax expense would have increased by approximately US$151,700 for the year ended September 30, 2004, and US$86,600 for the year ended September 30, 2003, respectively. The effect of recording this increase in tax expense would have resulted in net income (loss) of approximately$1,008,600 and $(229,500) for the years ended September 30, 2004 and 2003, respectively. The stock issued for financial consulting of 12,186,000 is not currently available for tax purposes in the PRC or in the United States.

10.  RESERVES

Reserves consist of the statutory surplus reserve fund. 15% of current year net income is provided into the reserve as mandated under law of PRC.

11.  RELATED PARTY TRANSACTIONS

The Company sold and received goods from a related company, Shenzhen Guoyuan Electronics Ltd. Sales amounted to $411,932 and $0 while purchases were $100,133 and $0 for the years ended September 30, 2004 and 2003, respectively. Included in other receivable was $60,944 and $0 at September 30, 2004 and 2003, respectively. Accounts payable to the related company was $91,892 and $0 at September 30, 2004 and 2003, respectively.

The Company sold and received goods from Hongkong Guonuo Ltd., a related party. Sales to this company amounted to $58,848 and $0 for the years ended September 30, 2004 and 2003, respectively. Included in accounts receivable was $58,848 and $0 at September 30, 2004 and 2003, respectively. SGIC also purchased services/products from this company in the amount of $192,744 and $0 for the years ended September 30, 2004 and 2003, respectively. $43,016 and $0 were included in accounts payable and $1,556 and $0 were included in other payable at September 30, 2004 and 2003, respectively.

SGIC sold goods to Shenzhen Kingyo Technology, Co. Ltd., a related party, amounting to $204,248 and $221,698 for the years ended September 30, 2004 and 2003, respectively. Other receivable from the related company was $23,396 and $7,981 at September 30, 2004 and 2003, respectively.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


Included in other receivable are amounts due from related party Zigong Guonuo Ltd. of $72,464 for each of the years ended September 30, 2004 and 2003.

SGIC also sold goods to Shenzhen Guonuo Communication Equipment Co., Ltd., a related party, amounting to $537,508 and $0 for the years ended September 30, 2004 and 2003, respectively. Included in other receivable was $18,184 and $0 at September 30, 2004 and 2003.

These transactions were consummated under similar terms as those with the Company's customers.

The above companies are incorporated in the PRC, and are related through directors and/or legal representatives, to the principal shareholder of SGIC.

12. COMMITMENTS AND CONTINGENCIES

A.   Contingent Liabilities
---------------------------

At September 30, 2004 SGIC was guarantor and contingently liable for the following:

                                                                         2004
                                                                     -----------
Shenzhen Jinli Communication Equipment
Co., Ltd                                                             $ 2,415,459
                                                                     ===========

The loan was subsequently repaid by the primary obligor and the Company was relieved of its obligation under the guaranty. Accordingly, no accrual for potential guaranty obligations was recorded in the accompanying financial statements.

B.   Legal Proceedings
----------------------

The Company is not currently a party to any threatened or pending legal proceedings.

C.   Commitments
----------------

The Company rents offices and a manufacturing plant. The leases are for a two and a three year term ending October and November 2005, respectively. Rent expense for the years ended September 30, 2004 and 2003 was $163,223 and $146,125, respectively.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


Future minimum rental payments as of September 30, 2004 are as follows:

                      2005                       2006                     Total
--------------------------------------------------------------------------------
                 $ 163,223                    $ 5,870                 $ 169,093
================================================================================

13.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

SGIC faces a number of risks and challenges since its operations are in the PRC. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

14.  SUBSEQUENT EVENTS

In October 2004 Global National was acquired 100% by Zeolite Mining Corporation as US Corp. The Company then changed its name to Global National Communications Corporation as shown in the preceeding financial statements.

On December 1, 2004 the Company entered into an agreement to acquire all of the assets of Richview Digital Technology Co. Ltd. The assets were received in exchange for shares previously held by the principal shareholder of the Company.