Form 10QSB
period 2004-12-31
Global National Communications Corp.
filed 2005-02-22
CIK 1134018

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

================================================================================

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

                                       or

|_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From                    to
                                        ---------------    ---------------

                         Commission File number 0-024828

                                  ------------



                      GLOBAL NATIONAL COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                           N/A
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               2/F Hang Wei Bldg.
                                     Road 2
                               North Hi-Tech Park
                              Shenzhen, Guang9dong
                            Peoples Republic of China

                    (Address of principal executive offices)

                                 (949) 855-6688

                           (Issuer's telephone number)


                                  ------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

As  of  February  10,  2005  there  were  22,000,000   shares  of  Common  Stock
outstanding. Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

================================================================================


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Financial Statements: (unaudited)

         Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004

         Consolidated Statements of Operations for the Three Months Ended December 31, 2004

         Consolidated Statements of Cash Flows for Three Months Ended December 31, 2004

         Notes to the Condensed Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Maters To a vote Of Security Holders

Item 5.  Other Information


SIGNATURES


Item 1.     Financial Statements.


            Global National Communications Corporation and Subsidiary
                           Consolidated Balance Sheets
                                December 31, 2004

                                  Assets                        December 31,       September 30,
                                  ------                            2004                2004
                                                               -------------       -------------
Current Assets
     Cash and Cash Equivalents                             US$       197,735   US$       367,763
     Accounts Receivable, Net of Provision                         8,754,357           6,736,756
     Other Receivable, Net of Provision                            1,818,111           1,793,643
     Short Term Investment                                            12,077              12,077
     Prepayments                                                      30,099              25,341
     Deferred Expenses                                                77,984             141,703
     Inventory                                                     4,025,120           2,694,454
                                                               -------------       -------------
          Total Current                                           14,915,483          11,771,736

Fixed Assets
     Property, Plant and Equipment                                 4,638,777           4,588,648
     Less: Accumulated Depreciation                                 (985,584)           (880,459)
                                                               -------------       -------------
          Fixed Assets, Net                                        3,653,193           3,708,189

Other Assets
     Loans Receivable                                              1,674,013           1,427,757
     Intangible Assets, Net of Accumulated Amortization               11,942              11,942
     Deferred Assets                                                  64,033              68,918
                                                               -------------       -------------
          Total Other                                              1,749,988           1,508,617

                                                               -------------       -------------
     Total Assets                                          US$    20,318,664   US$    16,988,542
                                                               =============       =============

                   Liabilities and Shareholders' Equity

Current Liabilities
     Bank Loans                                            US$     6,964,477   US$     7,393,221
     Accounts Payable                                              1,847,587           2,626,039
     Advances from Customers                                       1,204,432             478,196
     Other Payables                                                2,878,090           1,999,377
     Accrued Expenses                                                995,820              64,630
                                                               -------------       -------------
          Total Current Liabilities                               13,890,406          12,561,463

Long-Term Liabilities
     Long-Term Liabilities                                           160,938             179,907
     Deferred Grant                                                  458,696             458,696
                                                               -------------       -------------

          Total Liabilities                                       14,510,040          13,200,066

Shareholders' Equity
     Common Stock, Par Value, $.00001, 100,000,000 Shares
     Authorized, 22,000,000 issued and Outstanding                       220                 200
     Paid In Capital                                              16,665,262          14,665,282
     Reserves                                                        527,156             425,929
     Retained Earnings (Deficit)                                 (11,384,014)        (11,302,935)
                                                               -------------       -------------
                                                                   5,808,624           3,788,476

                                                               -------------       -------------
     Total Liabilities and Shareholders' Equity            US$    20,318,664   US$    16,988,542
                                                               =============       =============


            Global National Communications Corporation and Subsidiary
                      Consolidated Statements of Operations
                For The Quarters Ended December 31, 2004 and 2003


                                                             2004 Q1           2003 Q1
                                                           -----------       -----------
Sales                                                  US$   4,371,815   US$   4,320,346

Cost of Sales                                                3,623,224         3,391,744
                                                           -----------       -----------

Gross Profit                                                   748,591           928,602

Expenses:
          Selling and Distribution Expenses                     54,125            23,854
          General and Administrative Expenses                  178,702           130,706
          Bad Debt Expense                                     364,497            19,573
          Research and Development                              92,675            33,128
                                                           -----------       -----------
                               Total Expenses                  689,999           207,261

Operating Income                                                58,592           721,341

Financial Expenses                                             (36,023)          (58,368)
Other Income                                                    20,394             5,775
Non-Operating Expenses                                          (3,515)           (8,656)
                                                           -----------       -----------

Income (Loss) Before Provision for Income Taxes                 39,448           660,092

Provision for Income Taxes                                      19,300            49,507
                                                           -----------       -----------

Net Income (Loss)                                      US$      20,148   US$     610,585
                                                           ===========       ===========


Earnings Per Share
   Basic and Diluted                                       $      0.00       $      0.01
                                                           ===========       ===========

Weighted Average Number of Common Shares Outstanding
   Basic and Diluted                                        21,000,000        79,690,000
                                                           ===========       ===========


            Global National Communications Corporation and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                For The Quarters Ended December 31, 2004 and 2003


                                         Number                                                 Retained
                                           of           Common       Paid in                    Earnings     Shareholders'
                                         Shares         Stock        Capital       Reserves     (Deficit)       Equity
                                       -----------   -----------   -----------   -----------   -----------    -----------
Beginning Balance
    September 30, 2003        (1)  US$  79,690,000           797     2,414,662       189,101       (40,420)     2,564,140

Net Income (Loss)                             --            --            --            --         610,585        610,585

Additions to Reserve                          --            --            --         109,654      (109,654)          --
-------------------------------------------------------------------------------------------------------------------------

Ending Balance
    December 31, 2003                   79,690,000           797     2,414,662       298,755       460,511      3,174,725
=========================================================================================================================

Beginning Balance -
   September  30, 2004        (2)       20,000,000           200    14,623,065       425,929   (11,302,935)     3,746,259
As Originally Reported

Prior Period Adjustments                      --            --          42,217          --            --           42,217

Issuance of Common Stock                 2,000,000            20     1,999,980          --            --        2,000,000

Net Income (Loss)                             --            --            --            --          20,148         20,148

Additions to Reserve                          --            --            --         101,227      (101,227)          --
-------------------------------------------------------------------------------------------------------------------------

Ending Balance -
   December 31, 2004               US$  22,000,000           220    16,665,262       527,156   (11,384,014)     5,808,624
=========================================================================================================================



(1) All share and per share amounts have been restated to reflect a 5 for 1 forward split which was effective October 25, 2004

(2) Reflects cancellation of shares and share issuances as disclosed in the Form 10-KSB at September 30, 2004


            Global National Communications Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
               For The Quarters Ending December 31, 2004 and 2003


                                                                  2004              2003
                                                               ----------        ----------
Cash Flows from Operating Activities
Net Income (Loss)                                          US$     20,148    US$    610,585
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
  Bad Debt Expense                                                364,497            19,573
  Depreciation                                                    105,125            38,662
  Changes in Assets and Liabilities:
  Accounts Receivable                                          (1,670,854)        1,249,871
  Other Receivables                                              (735,712)         (347,496)
  Inventory                                                    (1,330,666)          889,118
  Prepayments                                                      (4,758)          (87,347)
  Deferred Expenses                                                63,719           (13,305)
  Deferred Assets                                                   4,885            10,696
  Accounts and Other Payables                                     100,261          (294,389)
  Advances from Customers                                         726,236          (176,427)
  Accrued Expenses                                                931,190           264,902
                                                               ----------        ----------
            Net Cash Flows from Operating Activities           (1,425,929)        2,164,443

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                           (50,129)       (1,799,742)
  Cash Purchase of Short Term Investment                             --             (60,386)
  Increase in Loans Receivable                                   (246,257)          785,024
                                                               ----------        ----------
            Net Cash Flows from Investing Activities             (296,386)       (1,075,104)

Cash Flows from Financing Activities
  Proceeds from Borrowings                                           --              13,215
  Proceeds from Issuance of Common Stock                        2,000,000              --
  Repayment of Borrowings                                        (447,713)         (966,184)
                                                               ----------        ----------
            Net Cash flows from Financing Activities            1,552,287          (952,969)

Net Increase (Decrease) in Cash                                  (170,028)          136,370

Cash - Beginning of Period - Restated                             367,763         1,761,902
                                                               ----------        ----------
Cash - End of Period                                       US$    197,735    US$  1,898,272
                                                               ==========        ==========

Supplemental Cash Flow Disclosures:
  Taxes (Paid) Refunds                                            (69,252)           53,529
                                                               ==========        ==========
  Interest Paid                                                   (36,023)          (58,368)
                                                               ==========        ==========

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

2. BASIS OF PRESENTATION

The condensed consolidated financial statements of Global National Communications Corporation ("Global") and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

3. RECENT PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



4. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

5. ISSUANCE OF COMMON STOCK

On November 15, 2004, the Company issued 2,000,000 shares of restricted common stock at a price of $1 per share for total of $2,000,000 in cash.

6. PRIOR PERIOD ADJUSTMENT

The Company's financial statements have been restated to reflect the correction of an error in the reporting of the cash balances at September 30, 2004. The Company had erroneously under reported the cash balance in one of its accounts in connection with the merger and recapitalization. The effect of the correction was to increase cash and additional paid in capital at September 30, 2004 by $42,217. The correction had no impact on net income or earning per share at September 30, 2004 or December 31, 2004.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's management. This report includes forward-looking statements. Generally, the words "believes", "anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue", and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents that the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this document. All amounts are presented in United States dollars.

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

Accounts Receivable and Other Receivables:

The Company typically extends credit to its customers. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivables. The Company evaluates the credit risk of its customers by analyzing its accounts receivables aging, utilizing, among other factors, historical data, the customer's financial condition, general economic conditions and estimates of future performance. The Company applies similar procedures to determine the value of the Company's other receivables.

The Company typically records a full allowance for accounts receivable that have been outstanding in excess of one year. For accounts receivable that have been outstanding for less than one year, the Company determines an appropriate allowance based on the age of the accounts receivable after consideration of any specific circumstances.

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

Results of Operations:

Three Months Ended December 31, 2004 and 2003:

Net Sales. Net sales increased by $51,469 or 1.2% to $4,371,815 for the three months ended December 31, 2004, as compared to $4,320,346 for the three months ended December 31, 2003. During the three months ended December 31, 2003 and 2004, there were no sales to related parties, and sales to individual related parties did not account for 10% or more of sales.

Sales mix by product line for the three months ended December 31, 2004 and 2003 is summarized as follows:

                             Three Months Ended December 31,
                      ---------------------------------------------
                              2004                    2003
                      ---------------------   ---------------------
                          $           %           $           %
                      ---------   ---------   ---------   ---------

Sales category
Electronic products   1,408,196        32.2     585,470        13.6
Circuit boards        1,276,197        29.2   1,972,104        45.6
Computer parts          661,329        15.1   1,163,407        26.9
Cell phones           1,003,420        23.0        --          --
Other products           22,673         0.5     599,365        13.9
                      ---------   ---------   ---------   ---------
Total                 4,371,815       100.0   4,320,346       100.0
                      =========   =========   =========   =========

The three months ended December 31, 2004 was a transition period for the Company. During this quarter, the Company began to concentrate on the marketing of its branded Personal Handy System ("PHS") cell phone product. The Company expects that sales of this product will increase substantially over the next year, and that gross margins for this product will be higher than for the Company's traditional OEM products, thus resulting in improved operating performance.

Gross Profit. Gross profit was $748,591 or 17.1% of net sales for the three months ended December 31, 2004, as compared to gross profit of $928,602 or 21.5% of net sales for the three months ended December 31, 2003, a decrease of $180,011 or 19.4%. Although net sales remained relatively unchanged in 2004 as compared to 2003, the Company experienced a decrease in both gross profit and gross margin in 2004 as compared to 2003 primarily a result of a change in the sales mix. The Company experienced a significant decrease in the sales of computer parts and other products in 2004 as compared to 2003, which had gross margins of 26% and 24%, respectively, in 2003, and experienced a significant increase in the sales of electronic products and cell phones in 2004 as compared to 2003, which had gross margins of 15% and 17%, respectively, in 2004.

Selling and Distribution Expenses. Selling and distribution expenses increased by $30,271 or 126.9% to $54,125 for the three months ended December 31, 2004, as compared to $23,854 for the three months ended December 31, 2003. The increase in selling and distribution expenses in 2004 as compared to 2003 was primarily as a result of increased personnel and personnel-related expenses related to the launch of the Company's PHS cell phone product. The major components of selling and distribution expenses are salesmen's compensation, travel expenses, transportation expense and maintenance expense. The Company records a maintenance provision for PHS after-sales service of 0.5% of PHS net sales, which was equivalent to approximately $12,500 for the three months ended December 31, 2004.

General and Administrative Expenses. General and administrative expenses increased by $47,996 or 36.7% to $178,702 for the three months ended December 31, 2004, as compared to $130,706 for the three months ended December 31, 2003, as a result of increased administrative personnel and personnel-related costs, in particular associated with the launch of the Company's PHS cell phone product, and audit fees. The major components of general and administrative expenses are audit fees, management compensation, and personnel and personnel-related costs.

Bad Debt Expense. Bad debt expense, which is calculated based primarily on the age of outstanding accounts receivable, was $364,497 or 8.3% of net sales for the three months ended December 31, 2004, as compared to $19,573 or 0.5% of net sales for the three months ended December 31, 2003. On an annual basis, bad debt expense was 3.8% of net sales in 2004 and 8.8% of net sales in 2003. As a result of an increase in the average days outstanding of accounts receivable during the three months ended December 31, 2004, the Company increased its provision for doubtful accounts accordingly. The Company is implementing additional procedures to monitor and control accounts receivable and attempt to reduce bad debt expense in future periods.

Research and Development Expenses. Research and development expenses were $92,675 for the three months ended December 31, 2004, as compared to $33,128 for the three months ended December 31, 2003, an increase of $59,547 or 179.7%, as a result of increased product development activities.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses was $105,125 for the three months ended December 31, 2004, as compared to $38,662 for the three months ended December 31, 2003, as a result of the acquisition of fixed assets in 2003 to support increased business activities.

Income from Operations. As a result of the aforementioned factors, income from operations was $58,592 for the three months ended December 31, 2004, as compared to income from operations of $721,341 for the three months ended December 31, 2003.

Financial Expenses. Financial expenses were $36,023 for the three months ended December 31, 2004, as compared to $58,386 for the three months ended December 31, 2003. The decrease in financial expenses in 2004 as compared to 2003 was primarily a result of an increase in interest income, which more than offset an increase in interest expense as a result of increased borrowings.

Other Income. Other income was $20,394 for the three months ended December 31, 2004, as compared to $5,775 for the three months ended December 31, 2003.

Non-Operating Expenses. Non-operating expenses were $3,515 for the three months ended December 31, 2004, as compared to $8,656 for the three months ended December 31, 2003.

Income Before Provision for Income Taxes. As a result of the aforementioned factors, income before provision for income taxes was $39,448 for the three months ended December 31, 2004, as compared to income before provision for income taxes of $660,092 for the three months ended December 31, 2003.

Provision for Income Taxes. The provision for income taxes, which is computed on a per country basis, was $19,300 for the three months ended December 31, 2004, as compared to $49,507 for the three months ended December 31, 2003.

China has a preferential tax policy for high-tech enterprises that provides for income taxes to be cancelled for the first two profitable years and to be reduced by 50% for the subsequent three years. Accordingly, for the three months ended December 31, 2004 and 2003, SGIC was subject to a tax rate of 15%, reduced by a tax holiday of 7.5%, resulting in a net tax rate of 7.5%. This tax holiday will expire in 2005.

Net Income. As a result of the aforementioned factors, net income was $20,148 for the three months ended December 31, 2004, as compared to net income of $610,585 for the three months ended December 31, 2003.


Financial Condition - December 31, 2004:

Liquidity and Capital Resources:

Operating. The Company's operations utilized cash resources of $1,425,929 for the three months ended December 31, 2004, as compared to generating cash resources of $2,164,443 for the three months ended December 31, 2003, primarily as a result of cash utilized in 2004 to support increases to accounts receivable and inventories. At December 31, 2004, the Company had cash and cash equivalents of $197,735, as compared to cash and cash equivalents of $367,763 at September 30, 2004. The Company had working capital of $1,025,077 at December 31, 2004, as compared to a working capital deficiency of $789,727 at September 30, 2004, reflecting current ratios of 1.07:1 and 0.94:1, respectively. The improvement in working capital during the three months ended December 31, 2004 was primarily a result of the sale of $2,000,000 of common stock in November 2004, as described herein, offset in part by an increase in the provision for doubtful accounts during such period of $364,497.

Net accounts receivable increased to $8,754,357 at December 31, 2004, as compared to $6,736,756 at September 30, 2004, an increase of $2,017,601 or 29.9%, as a result of an increase in the average days outstanding of accounts receivable. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.

Inventories increased to $4,025,120 at December 31, 2004, as compared to $2,694,454 at September 30, 2004, an increase of $1,330,666 or 49.4%, primarily as a result of raw materials purchased to support new orders.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2005.

Investing. During the three months ended December 31, 2004, the Company utilized $296,386 in investing activities, the major components of which were the acquisition of property and equipment of $50,129 and an increase in loans receivable of $246,257. During the three months ended December 31, 2003, the Company utilized $1,075,104 in investing activities, the major components of which were the acquisition of property and equipment of $1,799,742 and an increase in short-term investments of $60,386, offset by a decrease in loans receivable of $785,024.

Financing. During the three months ended December 31, 2004, the Company generated $1,552,287 from financing activities, consisting of the net proceeds from the sale of 2,000,000 shares of common stock for $2,000,000, offset by the repayment of borrowings of $447,713. During the three months ended December 31, 2003, the Company utilized $952,969 in financing activities, consisting of the net repayments of borrowings.

At December 31, 2004, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As China has been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.28 at December 31, 2004 and September 30, 2004.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

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

Item 3.  Controls And Procedures

         (a)      Evaluation of Disclosure Controls and Procedures.

         Our Chief Executive Officer and Principal Accounting Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b)      Changes in Internal Controls.

         During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

         On November 15, 2004, we sold 2,000,000 shares of Common Stock for $1.00 per share, for an aggregate purchase price of $2,000,000. The shares were sold to Yarek Bartosz and Dong Chen. The shares were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of  Security Holders.

         None

Item 5.  Other Information.

         None

Item 6. Exhibits.

     (a)  Exhibits:

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GLOBAL NATIONAL COMMUNICATIONS CORP.
      Dated: February 22, 2005


                                    /s/ Wang Hanqing
                                   ---------------------------------------------
                                   Name: Wang Hanqing
                                   Title: President, Principal Executive Officer