Form 10QSB
period 2005-03-31
Global National Communications Corp.
filed 2005-05-20
CIK 1134018

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB
================================================================================

(Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or

     |_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period From           to
                                                ----------    ----------

                        Commission File number 000-50120

                              --------------------




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

                                (86755) 26994588

                           (Issuer's telephone number)

                              --------------------

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

  As of May 19, 2005 there were 22,000,000 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

================================================================================
================================================================================

                                      INDEX


PART I.       FINANCIAL INFORMATION (unaudited)

Item 1.   Consolidated Financial Statements: (unaudited)

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

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

Item 1.   Legal Proceeding

           Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities

           Item 3.  Defaults Upon Senior Securities

           Item 4.  Submission Of Maters To a vote Of Security Holders

           Item 5.  Other Information


SIGNATURES


                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.


                   Global National Communications Corporation
                                  Balance Sheet
                             March 31, 2005 and 2004

                                     Assets
                                                                 2005               2004
                                                             ------------       ------------
Current Assets
   Cash and Cash Equivalents                               US$    924,588     US$  1,127,798
   Accounts Receivable, Net of Provision                        7,452,780          3,525,902
   Other Receivable, Net of Provision                           3,838,840            908,016
   Short Term Investment                                           12,077            129,831
   Prepayments                                                    405,164          1,405,195
   Deferred Expenses                                               46,997             65,264
   Inventory                                                    2,217,101          4,232,672
                                                             ------------       ------------
        Total Current Assets                                   14,897,547         11,394,678
                                                             ------------       ------------

Fixed Assets
   Property, Plant and Equipment                                4,649,061          4,680,874
   Less: Accumulated Depreciation                              (1,089,163)          (761,461)
                                                             ------------       ------------
        Fixed Assets, Net                                       3,559,898          3,919,413
                                                             ------------       ------------

Other Assets
   Loans Receivable                                             1,420,127          2,256,385
   Intangible Assets, Net of Accumulated Amortization              11,942              6,069
   Deferred Assets                                                 59,147             76,554
                                                             ------------       ------------
        Total Other Assets                                      1,491,216          2,339,008
                                                             ------------       ------------

   Total Assets                                            US$ 19,948,661     US$ 17,653,099
                                                             ============       ============

                      Liabilities and Shareholders' Equity

Current Liabilities
   Bank Loans                                              US$  5,088,216     US$  8,387,182
   Notes Payable                                                        0            917,874
   Accounts Payable                                             2,215,492          1,907,533
   Advances from Customers                                      1,031,003            244,164
   Other Payables                                               3,338,520          1,585,389
   Accrued Expenses                                             1,001,104             43,886
                                                             ------------       ------------
        Total Current Liabilities                              12,674,335         13,086,028
                                                             ------------       ------------

Long-Term Liabilities
   Long-Term Liabilities                                          152,987            211,687
   Deferred Grant                                                 424,293            424,293
                                                             ------------       ------------
        Total Long-Term Liabilities                               577,280            635,980
                                                             ------------       ------------

        Total Liabilities                                      13,251,615         13,722,008
                                                             ------------       ------------

Shareholders' Equity
   Common Stock Par value $.00001, authorized 100,000,000
     shares, issued 22,000,000 shares at 3/31/05
     and 20,000,000 at 3/31/04                                        220                200
   Paid In Capital                                             16,665,262          2,478,063
   Reserves                                                       527,156            298,755
   Retained Earnings (Deficit)                                (10,495,592)         1,154,073
                                                             ------------       ------------
        Total Shareholders' Equity                              6,697,046          3,931,091
                                                             ------------       ------------

   Total Liabilities and Shareholders' Equity              US$ 19,948,661     US$ 17,653,099
                                                             ============       ============



    The accompanying notes are an integral part of these financial statements


                   Global National Communications Corporation
                             Statement of Operations
              For the Second Quarter Ending March 31, 2005 and 2004


                                                      2005 Q2        2005 YTD           2004 Q2        2004 YTD
                                                   ------------    ------------      ------------    ------------
Sales                                            US$  3,673,820    $  8,045,635    US$  2,858,487    $  7,178,833
Cost of Sales                                        (3,014,644)     (6,637,868)       (2,454,661)     (5,846,405)
                                                   ------------    ------------      ------------    ------------
Gross Profit                                            659,176       1,407,767           403,826       1,332,428
                                                   ------------    ------------      ------------    ------------


Expenses
   Selling and Distribution                              27,494          81,619            11,251          35,105
   General and Administrative                           132,820         311,522            38,778         169,484
   Bad Debt Recovery                                   (666,219)       (301,722)         (385,889)       (366,316)
   Research and Development                              90,580         183,255            33,213          66,341
                                                   ------------    ------------      ------------    ------------
            Total Expenses (Income)                    (415,325)        274,674          (302,647)        (95,386)
                                                   ------------    ------------      ------------    ------------

Operating Income                                      1,074,501       1,133,093           706,473       1,427,814

   Finance Expense                                      (93,199)       (129,222)          (70,583)       (128,951)
   Other Income                                             156          20,006             2,793           8,568
   Non-Operating Income / (Expenses)                    (17,249)        (20,220)            1,460          (7,196)

                                                   ------------    ------------      ------------    ------------
Income Before Provision for Income Taxes                964,209       1,003,657           640,143       1,300,235

   Provision for Income Taxes                            75,787          95,087            56,235         105,742
                                                   ------------    ------------      ------------    ------------

Net Income                                       US$    888,422    $    908,570    US$    583,908    $  1,194,493
                                                   ============    ============      ============    ============


Basic Earnings Per Share                           $      0.040    $      0.041      $      0.029    $      0.060
                                                   ============    ============      ============    ============
Diluted Earnings Per Share                         $      0.040    $      0.041      $      0.029    $      0.060
                                                   ============    ============      ============    ============

Weighted Average Common Shares Outstanding           22,000,000      22,000,000        20,000,000      20,000,000
                                                   ============    ============      ============    ============
Weighted Average Common Shares Assuming Dilution     22,000,000      22,000,000        20,000,000      20,000,000
                                                   ============    ============      ============    ============

    The accompanying notes are an integral part of these financial statements


                   Global National Communications Corporation
                  Statements of Changes in Shareholders' Equity
              For the Second Quarter Ending March 31, 2005 and 2004



                                               Common Stock                                           Retained
                                        ---------------------------      Paid in                      Earnings      Shareholders'
                                           Shares         Amount        Capital       Reserves       (Deficit)         Equity
                                        ------------   ------------   ------------   ------------   ------------    ------------
Beginning Balance - Sept. 30, 2003   (1)  20,000,000   $        200   $  2,415,259   $    189,101   ($    40,420)   $  2,564,140

   Net Income                                   --             --             --             --        1,194,493       1,194,493

   Additions to Reserve                         --             --             --          109,654           --           109,654

   Paid In Capital Contributions                --             --           62,804           --             --            62,804
                                        ------------   ------------   ------------   ------------   ------------    ------------
Ending Balance - March 31, 2004           20,000,000   $        200   $  2,478,063   $    298,755   $  1,154,073    $  3,931,091
                                        ============   ============   ============   ============   ============    ============

Beginning Balance - Sept. 30, 2004   (2)  20,000,000   $        200   $ 14,623,065   $    425,929   ($11,302,935)   $  3,746,259

   Share Capital                           2,000,000             20      1,999,980           --             --         2,000,000

   Net Income                                   --             --             --             --          908,570         908,570

   Additions to Reserve                         --             --             --          101,227       (101,227)              0

   Paid In Capital Contributions                --             --           42,217           --             --            42,217
                                        ------------   ------------   ------------   ------------   ------------    ------------
Ending Balance - March 31, 2005           22,000,000   $        220   $ 16,665,262   $    527,156   ($10,495,592)   $  6,697,046
                                        ============   ============   ============   ============   ============    ============



    The accompanying notes are an integral part of these financial statements


                   Global National Communications Corporation
                            Statements of Cash Flows
                For The Six Months Ending March 31, 2005 and 2004

                                                              2005           2004
                                                          -----------    -----------
Cash Flows from Operating Activities
Net Income                                                $   908,570    $ 1,194,493
  Adjustments to reconcile net income to net cash
   from operating activities:
     Bad Debt Expense                                        (301,722)      (366,316)
     Depreciation                                             208,704        139,247
  Changes in Assets and Liabilities:
     Accounts Receivable                                     (716,024)       188,483
     Other Receivables                                     (1,743,476)     1,683,003
     Inventory                                                477,353        862,715
    Prepayments                                              (379,823)    (1,011,123)
     Deferred Expenses                                         94,706        (30,429)
Deferred Assets                                                 9,771          7,328
     Accounts and Other Payables                              928,596     (3,691,709)
     Advances from Customers                                  552,807       (312,700)
     Accrued Expenses                                         936,474        (12,622)
  Other Liabilities                                           (61,323)       430,906
                                                          -----------    -----------
             Net Cash Flows from Operating Activities         914,613       (918,725)
                                                          -----------    -----------

Cash Flows from Investing Activities
     Acquisition of Property and Equipment                    (60,413)    (2,341,599)
     Cash Purchase of Short Term Investment                         2       (120,773)
     Increase in Loans Receivable                               7,630     (1,471,361)
     Investment in Intangible Assets                                0         (5,538)
                                                          -----------    -----------
               Net Cash Flows from Investing Activities       (52,781)    (3,939,271)
                                                          -----------    -----------

Cash Flows from Financing Activities
     Repayment of Notes Payable                                     0       (652,174)
     Increase or (Repayment) of Borrowings                 (2,305,005)     4,703,607
     Proceeds from Share Issuance                           2,000,000              0
     Paid-in Capital Increase                                  42,217        172,458
                                                          -----------    -----------
            Net Cash flows from Financing Activities         (262,788)     4,223,891
                                                          -----------    -----------

Net Increase (Decrease) in Cash                               599,044       (634,105)

     Cash - Beginning of the period                           325,545      1,761,902

                                                          -----------    -----------
Cash and Cash Equivalents - End of the Quarter            $   924,588    $ 1,127,798
                                                          ===========    ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                             $   129,223    $   128,951
                                                          ===========    ===========
Income Taxes                                              $    19,300    $    49,507
                                                          ===========    ===========
Supplemental Disclosures of Non-Cash Investing
 and Financing Activities:
     Acquisition of fixed assets                          $    60,413    $    92,226
                                                          ===========    ===========


    The accompanying notes are an integral part of these financial statements

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     -------------------------------------
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of the Company's management, are necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the six months ended March 31, 2005 and 2004.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K to the Securities and Exchange Commission for the year ended September 30, 2004.

     Description of Business
     -----------------------
     Global National Communications Corporation (GNCC) was organized under the laws of the British Virgin Islands. Currently, GNCC has a wholly owned subsidiary, Shenzhen Guonuo Industrial Company Ltd. Guonuo Industrial is located in Shezhen Hi-Tech Park, People's Republic of China (PRC) and was incorporated in Guangdong province of the PRC.

     GNCC Guonuo Industrial is a manufacturer of telecommunications devices, digital television parts, MP3 recorders and accessories. Their major market is in the PRC.

2.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
     ----------------------------------------

     A.   PRINCIPALS OF CONSOLIDATION
     The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. All Intercompany transactions have been eliminated in consolidation.

     B.   CASH AND CASH EQUIVALENTS
     The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

     C.   TRADE RECEIVABLE
     In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------


     D.   INVENTORIES
     Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

     E.   PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

     Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives are:

          Buildings                                     20 Years
          Machinery                                     5 - 10 Years
          Motor vehicles                                5 Years
          Office equipment and other                    3 - 5 Years

     F.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2005 and 2004 due to the relatively short-term nature of these instruments.

     G.   INTANGIBLES
     Intangibles are carried at cost and are amortized on the straight-line method over the life assigned to the intangible.

     H.   INCOME TAXES
     Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

     I.   GOVERNMENT SUBSIDIES
     Subsidies from the government are recognized at their fair values when received. Usually, the government subsidies are credited to Paid-in Capital account.

     J.   RELATED PARTIES
     Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

     For the quarter ended on March 31, 2005 a shareholder had advanced GNCC $500,000 in conjunction with an agreement with Shenzhen Teltone Communications Co. Ltd. For the quarter ended March 31, 2004 there were no related-party transactions.

     K.   FOREIGN CURRENCY TRANSLATION
     The Company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the exchange rate of 1 U.S. Dollar to 8.28 RMB for the respective quarters ended March 31, 2005 and 2004:

     Foreign  currency  transactions  in RMB are  reflected  using the  temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing rate at the balance sheet date. Non-monetary transactions are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

     In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.
     Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholder's equity.

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

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------



     L.   USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

     M.   REVENUE RECOGNITION
     The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Revenue is presented net of any sales tax and value added tax.

     N.   EMPLOYEES' BENEFITS
     Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

     O.   CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

     P.   WARRANTIES
     The Company recognizes the cost of product warranties at the time expense is incurred. Warranty costs are included in cost of sales. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may be required to revise its estimated product warranty liability. At this time, the Company has not accrued a warranty obligation, since warranty costs to date have not been material.

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------



     Q.   RECENT PRONOUNCEMENTS
     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS  No.  150  affects  the  issuer's   accounting   for  three  types  of
     freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------


     Q.   RECENT PRONOUNCEMENTS continued:
     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

     Management does not expect these recent pronouncements to have a material impact on the Company's financial position or results of operations.

     R.   COMMITMENTS AND CONTINGENCIES

          1.   Contingent Liabilities
               ----------------------

          As of March 31, 2005 and 2004, GNCC was not a guarantor for any businesses.

          2.   Legal Proceedings
               -----------------

          The Company is not currently a party to any threatened or pending legal proceedings.

          3.   Commitments
               -----------

          The Company rents offices and a manufacturing plant. The leases are for a two and a three year term ending October and November 2005, respectively. The lease agreements are scheduled to be renegotiated this summer. Rent expense for the quarter ended on March 31, 2005 and 2004 was $9,142 and $11,739 respectively.

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------



     S.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS
     GNCC faces a number of risks and challenges because its operations are in the PRC. The Company's operations within PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations. It may also be affected by anti-inflationary measures, currency conversion remittance abroad, and rates and methods of taxation as well as other undetermined factors.

3.   SUBSEQUENT EVENTS
     On April 7, 2005, Global National Communications Corp. (the Registrant") entered into a Securities Purchase Agreement (the "Stock Purchase Agreement") with the Purchasers listed in Schedule 1 thereto providing for the issuance by the Registrant to the Purchasers of up to $7,000,000 8% Fixed Price Convertible Debentures (the "Debentures"). Subject to certain provisions described below, the Debentures are convertible, at the option of the holder, at a conversion price of $4.00 (the "Conversion Price"). As a condition to the closing, certain of the Registrant's shareholders entered into a pledge agreement (the "Pledge Agreement") pursuant to which such shareholders agreed to pledge 100,000 shares as collateral for each $1,000,000 of the Debentures sold. In connection with the Debentures, the Registrant shall issue warrants (the "Warrants") to purchase up to 100% of the shares issuable upon conversion of the Debentures. The Warrants have an exercise price of $4.50 per shares.

     On April 7, 2005, the Registrant also entered into a Registration Rights Agreement with the investors signatory thereto, which provides that on or prior to 45 days after a closing, of which one occurred on April 7, 2005, the Registrant shall prepare and file with the Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Debentures and the shares issuable upon exercise of the Warrants).

                   Global National Communications Corporation
                          Notes to Financial Statements
                             March 31, 2005 and 2004
                             -----------------------

3.   SUBSEQUENT EVENTS continued:
     On April 7, 2005, pursuant to the Securities Purchase Agreement, the Company sold, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $2,205,000 aggregate amount of the Debentures and issued Warrants to purchase up to 100% of the shares issuable upon conversion of the Debentures. Duncan Capital LLC received commissions for serving as placement agent in the amount of $176,400.



4.   OTHER
     Pursuant to a preliminary agreement, Global National Communications Corporation (hereafter known as GNCC) intends to to acquire intellectual property to manufacture certain models of personal handy phones (the "Intellectual Property") from Shenzhen Teltone Communication Co. Ltd ("Seller"). The purchase offer for the Intellectual Property is 8,360,000 restricted shares of GNCC's Common Stock. An additional 6,640,000 shares are to be delivered to the Seller if the net income for the twelve month period commencing April 1, 2005 is at least US$5,000,000. In connection with the issuance of the initial shares, the Shareholders have agreed to return 5,000,000 shares of common stock for cancellation. The net dilution from the issuance will be 3,000,000 shares. The closing has not occured as of May 20, 2005 and will be subject to government approval.

Item 2. Management's Discussion And Analysis or Plan of Operation.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's management. This report includes forward-looking statements. Generally, the words "believes",
"anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue", and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents that the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes thereto and other financial information contained elsewhere in this document. All amounts are presented in United States dollars.

General Overview:
-----------------

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

The Company conducts its operations through Global BVI's wholly-owned subsidiary, Guonuo Shenzhen Industrial Company Ltd. ("GSIC"). GSIC was organized in Guangdong Province of the People's Republic of China ("China" or the "PRC") on May 26, 1998, and has an approved operating period through July 9, 2014. GSIC designs and manufactures electrical power monitoring systems, computer components, telecommunications devices; including its branded Personal Handy System ("PHS") mobile phone product, digital television components, MP3 recorders and accessories. GSIC sells its products primarily in the PRC. GSIC's sales are to both original equipment manufacturers and under its own brand name. GSIC's facilities are located in the Shenzhen Hi-Tech Park.

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

Critical Accounting Policies:
-----------------------------

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.


Revenues:
---------

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

The Company typically records a 10% allowance for accounts receivable that have been outstanding in excess of one year. For accounts receivable that have been outstanding for less than one year, the Company determines an appropriate allowance based on the age of the accounts receivable after consideration of any specific circumstances.


Inventories:
------------

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

Income Taxes:
-------------

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

Impairment of Long-Lived Assets:
--------------------------------

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


Results of Operations:
----------------------

Three Months Ended March 31, 2005 and 2004:
-------------------------------------------

Net Sales. Net sales increased by $815,333 or 28.5% to $3,673,820 for the three months ended March 31, 2005, as compared to $2,858,487 for the three months ended March 31, 2004. During the three months ended March 31, 2004 and 2005, there were no sales to related parties, and sales to individual unrelated parties did not account for 10% or more of sales.

Sales mix by product line for the three months ended March 31, 2005 and 2004 is summarized as follows:

                                          Three Months Ended March 31,
                                   ---------------------------------------------
                                           2005                    2004
                                   ---------------------   ---------------------
                                       $           %           $           %
                                   ---------   ---------   ---------   ---------

Sales category:
Electronic products                  991,932          27     628,867          22
Circuit boards                     1,359,313          37   1,657,922          58
Computer parts                       330,644           9     285,849          10
Mobile phones                        991,931          27           0
Other products                             0           0     285,849          10
                                   ---------   ---------   ---------   ---------
Total                              3,673,820         100   2,858,487         100
                                   =========   =========   =========   =========

The three months ended March 31, 2005 was a transition period for the Company. During this quarter, the Company began to concentrate on the marketing of its branded Personal Handy System ("PHS") mobile phone product. The Company expects that sales of this product will increase substantially over the next year, and that gross margins for this product will be higher than for the Company's traditional OEM products, thus resulting in improved operating performance.

Gross Profit. Gross profit was $659,176 or 17.9% of net sales for the three months ended March 31, 2005, as compared to gross profit of $403,826 or 14.1% of net sales for the three months ended March 31, 2004, an increase of $255,350 or 63.2%. With net sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin. This was primarily a result of a change in the sales mix. The Company experienced a significant increase in the sales of computer parts and mobile phones in 2005 as compared to 2004, while MP3s were discontinued from the sales mix.

Selling and Distribution Expenses. Selling and distribution expenses increased by $16,243 or 144.4% to $27,494 for the three months ended March 31, 2005, as compared to $11,251 for the three months ended March 31, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was primarily as a result of increased personnel and personnel-related expenses related to the launch of the Company's PHS mobile phone product. The major components of selling and distribution expenses are salesmen's compensation, travel expenses, transportation expense and maintenance expense.

General and Administrative Expenses. General and administrative expenses increased by $94,042 or 242.5% to $132,820 for the three months ended March 31, 2005, as compared to $38,778 for the three months ended March 31, 2004, as a result of increased administrative personnel and personnel-related costs, in particular associated with the launch of the Company's PHS mobile phone product, and audit fees. The major components of general and administrative expenses are audit fees, management compensation, and personnel and personnel-related costs.

Bad Debt Expense. Bad debt expense, was a recovery of $(666,219) or (18.1)% of net sales for the three months ended March 31, 2005, as compared to $(385,889) or (13.5)% of net sales for the three months ended March 31, 2004. The recovery was an adjustment of the previous provisions. Currently, aged receivables from 12-24 months are allowed for at 5% and those older than 24 months are allowed for at 10%. Previously, the following was allowed for: 3-6 months 15%, 6-9 months 25%, 9-12 months 50%, and anything greater than 12 months was allowed for at 100%. The Company determined that the rates previously applied to the outstanding receivables did not reflect the current business condition of the Company and its customer base. The Company is implementing additional procedures to monitor and control accounts receivable and attempt to reduce bad debt expense in future periods.

Research and Development Expenses. Research and development expenses were $90,580 for the three months ended March 31, 2005, as compared to $33,213 for the three months ended March 31, 2004, an increase of $57,367 or 172.7%, as a result of increased product development activities.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses was $103,560 for the three months ended March 31, 2005, as compared to $100,594 for the three months ended March 31, 2004, as a result of the acquisition of fixed assets in 2004 to support increased business activities.

Income from Operations. As a result of the aforementioned factors, income from operations was $1,074,501 for the three months ended March 31, 2005, as compared to income from operations of $706,473 for the three months ended March 31, 2004.

Financial Expenses. Financial expenses were $93,199 for the three months ended March 31, 2005, as compared to $70,583 for the three months ended March 31, 2004. The increase was primarily a result of an increase in interest expense, which more than offset an increase in interest income as a result of increased borrowings.

Other Income. Other income was $156 for the three months ended March 31, 2005, as compared to $2,793 for the three months ended March 31, 2004.

Non-Operating Expenses. Non-operating incomes (expenses) were $(17,249) for the three months ended March 31, 2005, as compared to $1,460 for the three months ended March 31, 2004.

Income Before Provision for Income Taxes. As a result of the aforementioned factors, income before provision for income taxes was $964,209 for the three months ended March 31, 2005, as compared to income before provision for income taxes of $640,143 for the three months ended March 31, 2004.

Provision for Income Taxes. The provision for income taxes, which is computed on a per country basis, was $75,787 for the three months ended March 31, 2005, as compared to $56,235 for the three months ended March 31, 2004.

China has a preferential tax policy for high-tech enterprises that provides for income taxes to be cancelled for the first two profitable years and to be reduced by 50% for the subsequent three years. Accordingly, for the three months ended March 31, 2005 and 2004, SGIC was subject to a tax rate of 15%, reduced by a tax holiday of 7.5%, resulting in a net tax rate of 7.5%. This tax holiday will expire in 2005.

Net Income. As a result of the aforementioned factors, net income was $888,422 for the three months ended March 31, 2005, as compared to net income of $583,908 for the three months ended March 31, 2004.

Six Months Ended March 31, 2005 and 2004:
-----------------------------------------

Net Sales. Net sales increased by $866,802 or 12.1% to $8,045,635 for the six months ended March 31, 2005, as compared to $7,178,833 for the six months ended March 31, 2004. During the six months ended March 31, 2004 and 2005, there were no sales to related parties, and sales to individual unrelated parties did not account for 10% or more of sales.

Sales mix by product line for the six months ended March 31, 2005 and 2004 is summarized as follows:

                                          Six Months Ended March 31,
                                   ---------------------------------------------
                                           2005                    2004
                                   ---------------------   ---------------------
                                       $           %           $           %
                                   ---------   ---------   ---------   ---------
Sales category:
Electronic products                2,413,691          30   1,220,402          17
Circuit boards                     2,574,603          32   3,589,416          50
Computer parts                     1,045,933          13   2,081,862          29
Mobile phones                      2,011,408          25           0           0
Other products                             0           0     287,153           4
                                   ---------   ---------   ---------   ---------
Total                              8,045,635         100   7,178,833         100
                                   =========   =========   =========   =========

The six months ended March 31, 2005 was a transition for the Company. During this quarter, the Company began to concentrate on the marketing of its branded Personal Handy System ("PHS") mobile phone product. The Company expects that sales of this product will increase substantially over the next year, and that gross margins for this product will be higher than for the Company's traditional OEM products, thus resulting in improved operating performance.

Gross Profit. Gross profit was $1,407,767 or 17.5% of net sales for the six months ended March 31, 2005, as compared to gross profit of $1,332,428 or 18.6% of net sales for the six months ended March 31, 2004, an increase of $75,339 or 5.7%. Although net sales increased in 2005 as compared to 2004, the Company experienced a slight increase in gross profit and decrease in gross margin in 2005 as compared to 2004 primarily a result of a change in the sales mix. While the company sold a high volume of mobile phones, the gross profit on them is lower than that of other products.

Selling and Distribution Expenses. Selling and distribution expenses increased by $46,514 or 132.5% to $81,619 for the six months ended March 31, 2005, as compared to $35,105 for the six months ended March 31, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was primarily as a result of increased personnel and personnel-related expenses related to the launch of the Company's PHS mobile phone product. The major components of selling and distribution expenses are salesmen's compensation, travel expenses, transportation expense and maintenance expense.

General and Administrative Expenses. General and administrative expenses increased by $142,038 or 83.8% to $311,522 for the six months ended March 31, 2005, as compared to $169,484 for the six months ended March 31, 2004, as a result of increased administrative personnel and personnel-related costs, in particular associated with the launch of the Company's PHS mobile phone product, and audit fees. The major components of general and administrative expenses are audit fees, management compensation, and personnel and personnel-related costs.

Bad Debt Expense. Bad debt expense, was a recovery of $(301,722) or (3.8)% of net sales for the six months ended March 31, 2005, as compared to $(366,316) or 0.5% of net sales for the six months ended March 31, 2004. The recovery was an adjustment of the previous provisions. Currently, aged receivables from 12-24 months are allowed for at 5% and those older than 24 months are allowed for at 10%. Previously, the following was allowed for: 3-6 months 15%, 6-9 months 25%, 9-12 months 50%, and anything greater than 12 months was allowed for at 100%. The Company determined that the rates previously applied to the outstanding receivables did not reflect the current business condition of the Company and its customer base. The Company is implementing additional procedures to monitor and control accounts receivable and attempt to reduce bad debt expense in future periods.

Research and Development Expenses. Research and development expenses were $183,255 for the six months ended March 31, 2005, as compared to $66,341 for the six months ended March 31, 2004, an increase of $116,914 or 176.2%, as a result of increased product development activities.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses was $208,704 for the six months ended March 31, 2005, as compared to $139,247 for the six months ended March 31, 2004, as a result of the acquisition of fixed assets in 2004 to support increased business activities.

Income from Operations. As a result of the aforementioned factors, income from operations was $1,133,093 for the six months ended March 31, 2005, as compared to income from operations of $1,427,814 for the six months ended March 31, 2004.

Financial Expenses. Financial expenses were $129,222 for the six months ended March 31, 2005, as compared to $128,951 for the six months ended March 31, 2004.

Other Income. Other income was $20,006 for the six months ended March 31, 2005, as compared to $8,568 for the six months ended March 31, 2004.

Non-Operating Expenses. Non-operating expenses were $20,220 for the six months ended March 31, 2005, as compared to $7,196 for the six months ended March 31, 2004.

Income Before Provision for Income Taxes. As a result of the aforementioned factors, income before provision for income taxes was $1,003,657 for the six months ended March 31, 2005, as compared to income before provision for income taxes of $1,300,235 for the six months ended March 31, 2004.

Provision for Income Taxes. The provision for income taxes, which is computed on a per country basis, was $95,087 for the six months ended March 31, 2005, as compared to $105,742 for the six months ended March 31, 2004.

China has a preferential tax policy for high-tech enterprises that provides for income taxes to be cancelled for the first two profitable years and to be reduced by 50% for the subsequent three years. Accordingly, for the six months ended March 31, 2005 and 2004, SGIC was subject to a tax rate of 15%, reduced by a tax holiday of 7.5%, resulting in a net tax rate of 7.5%. This tax holiday will expire in 2005.

Net Income. As a result of the aforementioned factors, net income was $908,570 for the six months ended March 31, 2005, as compared to net income of $1,194,493 for the six months ended March 31, 2004.


Financial Condition - March 31, 2005:
-------------------------------------

Liquidity and Capital Resources:
--------------------------------

Operating. The Company's operations generated cash resources of $2,833,918 for the six months ended March 31, 2005, as compared to utilizing cash resources of $918,725 for the six months ended March 31, 2004, primarily as a result of cash generated in 2004 to support increases to accounts receivable and inventories. At March 31, 2005, the Company had cash and cash equivalents of $924,588, as compared to cash and cash equivalents of $325,545 at September 30, 2004. The Company had working capital of $303,906 at Match 31, 2005, as compared to a working capital deficiency of $789,727 at September 30, 2004, reflecting current ratios of 1.024:1 and 0.94:1, respectively. The improvement in working capital during the six months ended March 31, 2005 was primarily a result of the sale of $2,000,000 of common stock in November 2004, as described herein, sales increasing thereby increasing cash, accounts receivables which were then offset by a decrease in payables.

Net accounts receivable increased to $7,452,780 at March 31, 2005, as compared to $6,736,756 at September 30, 2004, an increase of $716,024 or 10.6%, as a result of an increase in the average days outstanding of accounts receivable. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.

Inventories decreased to $2,217,101 at March 31, 2005, as compared to $2,694,454 at September 30, 2004, a decrease of $477,353 or 17.7%, primarily as a result of higher inventory turnover.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2005.

Investing. During the six months ended March 31, 2005, the Company utilized $52,780 in investing activities, the major components of which were the acquisition of property and equipment of $60,413 offset by a decrease in loans receivable of $7,630. During the six months ended March 31, 2004, the Company utilized $3,939,271 in investing activities, the major components of which were the acquisition of property and equipment of $2,341,599 and an increase in short-term investments of $120,773, an increase in loans receivable of $1,471,361 and an investment in intangible assets of $5,538.

Financing. During the six months ended March 31, 2005, the Company utilized $2,182,094 from financing activities, consisting of the repayment of borrowings of $2,305,005 offset by a paid in capital increase of $122,891. During the six months ended March 31, 2004, the Company generated $4,223,891 in financing activities, consisting of the net proceeds from borrowings of $4,051,433, and a paid in capital increase of $172,458.

At March 31, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


Inflation and Currency Matters:
-------------------------------

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

Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.28 at March 31, 2005 and September 30, 2004.

Quantitative and Qualitative Disclosures about Market Risk:
-----------------------------------------------------------

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

Subsequent Events:
------------------

ENTRY INTO A MATERIAL AGREEMENT
-------------------------------

On April 7, 2005, Global National Communications Corp. (the Registrant") entered into a Letter of Intent with the Purchasers listed in Schedule 1 thereto providing for the issuance by the Registrant to the Purchasers of up to $7,000,000 8% Fixed Price Convertible Debentures (the "Debentures"). Subject to certain provisions described below, the Debentures are convertible, at the option of the holder, at a conversion price of $4.00 (the "Conversion Price"). If at the close of trading on the tenth trading day following the effective date of the Registration Statement (defined below), the closing price of the Registrant's common stock is less than $5.00 or the volume weighted average price for the previous ten trading days is less than $5.00, the Conversion Price will be reset to $3.50. The term of the Debentures is three years from the date of issuance. Commencing six months from the closing the Registrant is required to reduce the principal amount on the Debentures by 1/10th per quarter, payable in cash or shares if the shares are: (1) covered by the Registration Statement (defined below); and (2) the closing price for the Registrant's shares is at least 110% of the Conversion Price for each of the five trading days prior to the payment date. The Registrant may redeem the Debentures upon at least twenty days prior written notice, assuming the shares issuable upon conversion of the Debentures have been registered and the trading price of the Registrant's shares, subject to volume limitations, exceeds 200% of the Conversion Price for a period of ten days.

As a condition to the closing, certain of the Registrant's shareholders entered into a pledge agreement (the "Pledge Agreement") pursuant to which such shareholders agreed to pledge 100,000 shares as collateral for each $1,000,000 of the Debentures sold.

In connection with the Debentures, the Registrant shall issue warrants (the "Warrants") to purchase up to 100% of the shares issuable upon conversion of the Debentures. The Warrants have an exercise price of $4.50 per shares.

On April 7, 2005, the Registrant also entered into a Registration Rights Agreement with the investors signatory thereto, which provides that on or prior to 45 days after a closing, of which one occurred on April 7, 2005, the Registrant shall prepare and file with the Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Debentures and the shares issuable upon exercise of the Warrants). If the registration statement is not filed within 45 days or is, for any reason, not declared effective within 120 days, the Registrant shall pay liquidated damages to the investors. Such damages shall be paid in cash in an amount equal to .5% of the aggregate amount of the Debentures purchased by the investor for the first 30 days (or part thereof) after either the filing date or effective date of the Registration Statement, and for any subsequent 30-day period (or part thereof), thereafter.

The investors have contractually agreed to restrict their ability to convert the Debentures and exercise the warrants and receive shares of the Registrant's common stock such that the number of shares of the Registrant held do not exceed 9.9% of the Registrant's issued and outstanding shares.

On April 7, 2005, pursuant to the Securities Purchase Agreement, the Company sold, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, $2,205,000 aggregate amount of the Debentures and issued Warrants to purchase up to 100% of the shares issuable upon conversion of the Debentures. Duncan Capital LLC received commissions for serving as placement agent in the amount of $176,400.

Pursuant to an Asset Purchase Agreement dated May 18, 2005, Global National Communications Corporation (hereafter known as GNCC) entered in an agreement to acquire intellectual property to manufacture certain models of personal handy phones (the "Intellectual Property") from Shenzhen Teltone Communication Co. Ltd ("Seller"). The initial purchase price for the Intellectual Property consisted of 8,360,000 restricted shares of GNCC's Common Stock. An additional 6,640,000 shares are to be delivered to the Seller if the net income for the twelve month period commencing April 1, 2005 is at least US$5,000,000. In connection with the issuance of the initial shares, the Shareholders have agreed to return 5,000,000 shares of common stock for cancellation. The net dilution from the issuance will be 3,000,000 shares.

Recent Accounting Pronouncements:
---------------------------------

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of  Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits.

         (a)      Exhibits:

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GLOBAL NATIONAL COMMUNICATIONS CORP.
      Dated: May 19, 2005



                                    /s/ Wang Hanqing
                                   ---------------------------------------------
                                   Name: Wang Hanqing
                                   Title: President, Principal Executive Officer