Form 10QSB
period 2005-06-30
Global National Communications Corp.
filed 2005-08-23
CIK 1134018

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

                  For the quarterly period ended June 30, 2005

                                       or

|_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                For the Transition Period From                to
                                              ---------------    ---------------

                        Commission File number 000-50120

                                ---------------

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

                                ---------------

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

 As of June 30, 2005 there were 25,000,000 shares of Common Stock outstanding.

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

Item 1.  Legal Proceeding

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Maters To a vote Of Security Holders

Item 5.  Other Information


SIGNATURES

            Global National Communications Corporation and Subsidiary
                           Consolidated Balance Sheets
                                  June 30, 2005

                                     Assets
                                     ------
                                                                        2005
                                                                    -----------
Current Assets
     Cash and Cash Equivalents                                  US$     184,911
     Accounts Receivable, Net of Provision                           15,313,480
     Other Receivable, Net of Provision                               5,046,155
     Short Term Investment                                               12,077
     Prepayments                                                        709,973
     Deferred Expenses                                                   17,915
     Inventory                                                        3,252,612
                                                                    -----------
          Total Current Assets                                       24,537,123

Fixed Assets
     Property, Plant and Equipment                                    3,591,696
     Less: Accumulated Depreciation                                    (821,261)
                                                                    -----------
          Fixed Assets, Net                                           2,770,435

Other Assets
     Loans Receivable                                                 1,237,237
     Intangible Assets, Net of Accumulated Amortization               6,533,062
     Investment in Subsidiary                                                 0
     Deferred Assets                                                     54,262
                                                                    -----------
          Total Other Assets                                          7,824,561

                                                                    -----------
     Total Assets                                               US$  35,132,119
                                                                    ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current Liabilities
     Bank Loans                                                 US$   2,271,607
     Notes Payable                                                            0
     Accounts Payable                                                 7,196,764
     Advances from Customers                                          1,427,224
     Other Payables                                                   6,043,336
     Accrued Expenses                                                 1,102,758
                                                                    -----------
          Total Current Liabilities                                  18,041,689

Long-Term Liabilities
     Convertible Debenture Obligation                                 2,205,000
     Long-Term Liabilities                                              141,363
     Deferred Grants                                                    424,293
                                                                    -----------
          Total Liabilities                                          20,812,346

Shareholders' Equity
     Share Capital                                                          250
     Paid In Capital                                                 26,147,767
     Reserves                                                           527,156
     Retained Earnings (Deficit)                                    (12,355,399)
                                                                    -----------
          Total Shareholders' Equity                                 14,319,774

                                                                    -----------
     Total Liabilities and Shareholders' Equity                 US$  35,132,119
                                                                    ===========


            Global National Communications Corporation and Subsidiary
                      Consolidated Statements of Operations
               For The Third Quarter Ending June 30, 2005 and 2004


                                                        2005 Q3        2005 YTD         2004 Q3        2004 YTD
                                                      -----------    -----------      -----------    -----------
Sales                                              US$  7,840,678     17,735,150   US$  7,983,487     15,162,320
Sales Tax and Others                                         (184)        (1,060)          (5,631)        (8,236)
                                                      -----------    -----------      -----------    -----------
Net Sales                                          US$  7,840,494     17,734,090   US$  7,977,856     15,154,084

Cost of Sales                                           5,889,280     13,836,979        6,624,487     12,468,286
                                                      -----------    -----------      -----------    -----------

Gross Profit                                            1,951,214      3,897,111        1,353,369      2,685,798

Expenses:
   Selling and Distribution Expenses                       48,074        142,326           19,691         54,796
   General and Administrative Expenses                    334,477        859,230          196,796        432,621
   Financial Expenses                                      64,864        194,848          107,194        236,144
   Conversion Premium Expense                             468,563        468,563                0              0
   Compensation Expense Stock Warrants                  2,631,116      2,631,116                0              0
   Bad Debt Expense                                       710,615        408,891         (318,650)      (684,966)
                                                      -----------    -----------      -----------    -----------
                         Total Expenses                 4,257,709      4,704,974            5,030         38,595

Operating Income                                       (2,306,495)      (807,863)       1,348,339      2,647,203


Other Income                                                7,709         28,662            6,183         16,221
Non-Operating Expenses                                    (56,879)       (76,949)         (50,035)       (58,700)
                                                      -----------    -----------      -----------    -----------

Income (Loss) Before Provision for Income Taxes        (2,355,665)      (856,150)       1,304,489      2,604,724

Provision for Income Taxes                                      0         95,087           97,837        203,578
                                                      -----------    -----------      -----------    -----------

Net Income (Loss)                                  US$ (2,355,665)      (951,237)  US$  1,206,653      2,401,146
                                                      ===========    ===========      ===========    ===========


            Global National Communications Corporation and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
               For The Third Quarter Ending June 30, 2005 and 2004


                                                       Common Stock
                                              ----------------------------      Paid in
                                                 Shares          Amount         Capital
                                              ------------    ------------    ------------
Beginning Balance - Sep 30, 2003          US$   20,000,000    $        200    $  2,415,259

Net Income (Loss)                                                     --              --

Additions to Reserve                                                  --              --

Paid In Capital Contributions                                         --            62,803
-------------------------------------------------------------------------------------------

Ending Balance - June 30, 2004                  20,000,000             200       2,478,062
===========================================================================================

Beginning Balance - Sep 30, 2004                20,000,000             200      14,623,065

Net Income (Loss)

Share Capital                                    2,000,000              20       2,020,513

Additions to Reserve                                                  --              --

Capital Distribution                                                              (123,460)

Beneficial Conversion Premium on Debentures                                        468,563

Compensation Expense - Stock Warrants
     Attached to Debentures                                                      2,631,116

Share Capital - Teltone Agreement                8,360,000              84       6,527,970

Cancelled Shares - Teltone Agreement             5,360,000             (54)
                                                                      --
-------------------------------------------------------------------------------------------

Ending Balance - June 30, 2005            US$   25,000,000             250      26,147,767
===========================================================================================

                                                                                 Retained
                                                                 Earnings     Shareholders'
                                                Reserves        (Deficit)         Equity
                                              ------------    ------------    ------------

Beginning Balance - Sep 30, 2003          US$ $    189,101    ($    40,420)   $  2,564,140

Net Income (Loss)                                     --         2,401,146       2,401,146

Additions to Reserve                               109,654         (33,313)         76,341

Paid In Capital Contributions                         --              --            62,803
------------------------------------------------------------------------------------------

Ending Balance - June 30, 2004                     298,755       2,327,413       5,104,430
==========================================================================================

Beginning Balance - Sep 30, 2004                   425,929     (11,302,935)      3,746,259

Net Income (Loss)                                                 (951,237)       (951,237)

Share Capital                                         --              --         2,020,533

Additions to Reserve                               101,227        (101,227)              0

Capital Distribution                                                              (123,460)

Beneficial Conversion Premium on Debentures                                        468,563

Compensation Expense - Stock Warrants
     Attached to Debentures                                                      2,631,116

Share Capital - Teltone Agreement                                                6,528,054

Cancelled Shares - Teltone Agreement                                                   (54)
                                                      --              --                 0
------------------------------------------------------------------------------------------

Ending Balance - June 30, 2005            US$      527,156     (12,355,399)     14,319,774
==========================================================================================


            Global National Communications Corporation and Subsidiary
                            Statements of Cash Flows
               For The Third Quarter Ending June 30, 2005 and 2004


                                                                   2005              2004
                                                               -----------       -----------

Cash Flows from Operating Activities
Net Income (Loss)                                          US$    (951,237)  US$   2,401,146
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
  Depreciation                                                     (59,198)          186,271
  Changes in Assets and Liabilities:
  Accounts Receivable                                           (8,576,724)       (4,689,200)
  Other Receivables                                             (3,252,512)        1,333,333
  Inventory                                                       (558,158)        3,316,208
  Prepayments                                                     (684,633)       (1,030,081)
  Deferred Expenses                                                123,788           (38,264)
  Deferred Assets                                                   14,656            12,241
  Accounts and Other Payables                                    3,493,070         2,046,509
  Advances from Customers                                          949,027          (369,172)
  Accrued Expenses                                               1,038,129            17,728
  Other Liabilities                                                (34,402)          424,293
                                                               -----------       -----------
               Net Cash Flows from Operating Activities         (8,498,194)        3,611,014

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                            996,952        (2,241,954)
  Cash Purchase of Short Term Investment                                 0           (60,386)
  Decrease (Increase) in Loans Receivable                          190,520        (1,452,349)
  Investment in Intangible Assets                               (6,521,120)          (42,922)
                                                               -----------       -----------
               Net Cash Flows from Investing Activities         (5,333,648)       (3,797,611)

Cash Flows from Financing Activities
  Proceeds from sale of Debentures                               2,205,000                 0
  Repayment of Borrowings                                          (38,544)         (663,293)
  Proceeds from Share Issuance                                          50           139,143
  Paid in Capital from Share Issuance                            1,897,053                 0
  Paid in Capital from Beneficial Conversion Premium               468,563                 0
  Paid in Capital from Compensation on Stock Warrants            2,631,116                 0
  Paid in Capital Issued for Intellectual Property               6,527,970                 0
                                                               -----------       -----------
               Net Cash flows from Financing Activities         13,691,208          (524,150)

Net Increase (Decrease) in Cash                                   (140,634)         (710,748)

Cash - Beginning of the period                                     325,545         1,761,902

                                                               -----------       -----------
Cash - End of the Qtr                                      US$     184,911   US$   1,051,154
                                                               ===========       ===========

Supplemental Cash Flow Disclosures:
                                                               -----------       -----------
  Interest Paid                                                    257,978           258,620
                                                               ===========       ===========

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


ORGANIZATION AND PRINCIPAL ACTIVITIES

Global National Communications Corp (GNCC). was organized under the laws of the British Virgin Islands. Currently, GNCC has two wholly owned subsidiaries, i.e., Shenzhen Guonuo Industrial Company Ltd., and Shenzhen Century Teltone Company Ltd. They are all located in Shenzhen Hi-Tech Park, PRC, and were incorporated in Guangdong province of the PRC.

GNCC is a manufacturer of telecommunications devices, digital television parts, MP3 recorders and accessories. Their major market is in the PRC.

SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

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

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives are:

            Buildings                                               20 Years
            Machinery                                               5 - 10 Years
            Motor vehicles                                          5 Years
            Office equipment and other                              3 - 5 Years

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2005 and 2004 due to the relatively short-term nature of these instruments.

G. INTANGIBLES

Intangibles are carried at cost and are amortized on the straight-line method over the life assigned to the intangible.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

I. GOVERNMENT SUBSIDIES

Subsidies from the government are recognized at their fair values when received. Usually, the government subsidies are credited to Other Income account.

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

For the nine months ended on June 30, 2005 a shareholder had advanced the company $500,000 in conjunction with an agreement with Shenzen Teltone Communications Co. Ltd. For the nine month period ended June 30, 2004 there were no related party transactions.

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004



K. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the exchange rate of 1 U.S. Dollar to 8.28 RMB for the respective quarters ended June 30, 2005 and 2004:

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

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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


Q. COMMITMENTS AND CONTINGENCIES

(1). Contingent Liabilities

By June 30, 2005 GNCC was not a guarantor for any businesses.

(2). Legal Proceedings

The Company is not currently a party to any threatened or pending legal proceedings.

(3). Commitments

The Company rents offices and a manufacturing plant. The leases are for a two and a three year term ending October and November 2005, respectively. Rent expense for the quarter ended on June 30, 2005 and 2004 was $9,142 and $11,739 respectively.

R. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

GNCC faces a number of risks and challenges since its operations are in the PRC. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

DEBENTURES AND WARRANTS

On April 7, 2005, Global National Communications Corp. (the Registrant") entered into a Securities Purchase Agreement with Investors thereto providing for the issuance by the Registrant to the Purchasers of up to $7,000,000 8% Fixed Price Convertible Debentures (the "Debentures"). Subject to certain provisions described below, the Debentures are convertible, at the option of the holder, at a conversion price of $4.00 (the "Conversion Price"). If at the close of trading on the tenth trading day following the effective date of the Registration Statement (defined below), the closing price of the Registrant's common stock is less than $5.00 or the volume weighted average price for the previous ten trading days is less than $5.00, the Conversion Price will be reset to $3.50. The term of the Debentures is three years from the date of issuance. Commencing six months from the closing the Registrant is required to reduce the principal amount on the Debentures by 1/10th per quarter, payable in cash or shares if the shares are: (1) covered by the Registration Statement (defined below); and (2) the closing price for the Registrant's shares is at least 110% of the Conversion Price for each of the five trading days prior to the payment date. The
Registrant may redeem the Debentures upon at least twenty days prior written notice, assuming the shares issuable upon conversion of the Debentures have been registered and the trading price of the Registrant's shares, subject to volume limitations, exceeds 200% of the Conversion Price for a period of ten days.

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

On April 7, 2005, the Registrant also entered into a Registration Rights Agreement with the investors signatory thereto, which provides that on or prior to 45 days after a closing, of which one occurred on April 7, 2005, the Registrant shall prepare and file with the Commission a registration statement ("Registration Statement") covering the resale of all of the Registration Securities (defined as the shares issuable upon conversion of the Debentures and the shares issuable upon exercise of the Warrants). If the registration statement is not filed within 45 days or is, for any reason, not declared effective within 120 days, the Registrant shall pay liquidated damages to the investors. Such damages shall be paid in cash in an amount equal to 0.5% of the aggregate amount of the Debentures purchased by the investor for the first 30 days (or part thereof) after either the filing date or effective date of the Registration Statement, and for any subsequent 30-day period (or part thereof), thereafter. The investors have contractually agreed to restrict their ability to convert the Debentures and exercise the warrants and receive shares of the Registrant's common stock such that the number of shares of the Registrant held do not exceed 9.9% of the Registrant's issued and outstanding shares.

On April 7, 2005, pursuant to the Securities Purchase Agreement, the Company sold $2,205,000 of the Debentures and issued Warrants to purchase up to 100% of the shares issuable upon conversion of the Debentures. As of June 30, 2005 the company had accrued $41,160 for interest and $14,333 for liquidating damages in conjunction with the company's failure to file its' Registration Statement. The debentures were issued with a beneficial conversion premium of $468,563 and the attached warrants were calculated to have a compensation value of $2,631,116. Both of these amounts were recorded as additional paid in capital.

INTELLECTUAL PROPERTY PURCHASE AND CONTINGENTLY ISSUABLE SHARES

Pursuant to an Asset Purchase Agreement dated as of June 6, 2005 (the "Purchase Agreement") between Shenzhen Century Teltone Technology Co. Ltd. ("Purchaser"), the Registrant, Wang Hanqing, and Wu Wenbin (the "Shareholders"), on the one hand; and Shenzhen Teltone Communication Co. Ltd. ("Seller") on the other hand, the Registrant, through Purchaser, a wholly owned subsidiary of Registrant, acquired from Seller intellectual property to manufacture certain models of Seller's personal handy phones (the "Intellectual Property"). The closing (the "Closing") occurred on June 8, 2005. The purchase price for the Intellectual Property consisted of restricted shares of Registrant's Common Stock of which 8,360,000 shares (the "Initial Shares") were issuable at Closing and 6,640,000 shares are to be delivered to the Seller if the net income (the operating income attributable to the Intellectual Property) for the twelve month period commencing on April 1, 2005 is at least $5,000,000. Notwithstanding the foregoing, the effective date of the Closing is deemed to be March 15, 2005 so that all sales on and after March 15, 2005 (together with income and expenses associated therewith) are for the account of Purchaser. In connection with the issuance of the Initial Shares, the Shareholders have agreed to return to the Registrant for cancellation 5,360,000 shares of Registrant's Common Stock, which they had owned, so that the net dilution from the issuance of the Initial Shares will be 3,000,000 shares.

The intellectual property intangible asset has been recorded at an amount equal to $6,528,000. This is based on a closing stock price of $2.72 on June 8, 2005. The intangible asset is not being amortized because it has been determined to have an indefinite life.

In accordance with FAS 128, the 6,640,000 of contingently issuable shares have not been included in the fully diluted earnings per share calculation.

SUBSEQUENT EVENT

The People's Bank of China, China's central bank, recently announced that with approval from the State Council, and beginning from July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and in reference to a package of currencies. Current US Dollar exchange rate is 8.11 to Chinese RMB, a 2% drop compared with 8.28, the exchange rate prior to July 21, 2005. This change of exchange rate will have no material impact to the overall operation of the Company. However, since the export revenue has accounted for 30% of the total sales, the company will monitor closely the changes in cost and selling price in order to make strategic decisions in a proper way and timely manner.

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

            GLOBAL NATIONAL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      (FORMERLY ZEOLITE MINING CORPORATION)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

Item 2.  Management's Discussion And Analysis or Plan of Operation.

                       MANAGEMENT DISCUSSION AND ANALYSIS

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

GENERAL OVERVIEW

On August 12, 2004, Zeolite Mining Corporation, a Nevada corporation ("Zeolite"), entered into a Stock Exchange Agreement and Plan of Reorganization (the Agreement"), as amended on September 30, 2004, by and among its principal shareholders, Alan Brandys ("Brandys") and Douglas Hopper ("Hopper") (collectively, the "Zeolite Shareholders"), Global National Communications Corporation, a British Virgin Island corporation ("Global BVI"), and all of the shareholders of Global (the "Global Shareholders"), wherein Zeolite agreed to issue to the Global Shareholders 49,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Global BVI (the "Global Acquisition"). The Global Acquisition closed on September 30, 2004, as a result of which Global BVI became a wholly-owned subsidiary of Zeolite. All share and per share amounts presented herein have been adjusted to reflect a five-for-one forward stock split effective October 25, 2004.

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

Global National Communications Corporation, including, when the context so requires, Global BVI and its two subsidiaries, i.e., Guonuo Shenzhen Industrial Company Ltd. (as described below) and Shenzhen Century Teltone (as described below), is referred to herein as the "Company".

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

In conjunction with the Global Acquisition, Zeolite also agreed to issue an aggregate of 20,310,000 shares of common stock for financial consulting services, consisting of 7,250,000 shares of common stock to Yarek Bartosz, 6,500,000 shares of common stock to Lucky Ocean Group Ltd., 5,000,000 shares of common stock to Maple Leaf Enterprises, and 1,560,000 shares of common stock to Wilfred Yu (collectively, the "Investor Shareholders"). With respect to such shares, 2,500,000 shares issued to the Investor Shareholders were placed in escrow, to be released to the Investor Shareholders if Zeolite, through the efforts of the Investor Shareholders, obtained a commitment for a financing (a "Qualified Financing") within 60 days of the closing of the transaction. A Qualified Financing was defined as a cash investment of at least $2,000,000 to Zeolite in the form of Zeolite common stock or preferred stock with a minimum price per share of $0.20. In the event that the Investor Shareholders did not obtain a commitment for a Qualified Financing within 60 days of closing, then the Global Shareholders were entitled to acquire the 2,500,000 escrowed shares in consideration of $0.20 per share.

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

Pursuant to an Asset Purchase Agreement dated as of June 6, 2005 (the "Purchase Agreement") among Shenzhen Century Teltone Technology Co. Ltd. ("Purchaser"), the Registrant, Wang Hanqing, and Wu Wenbin (the "Shareholders"), on the one hand; and Shenzhen Teltone Communication Co. Ltd. ("Seller") on the other hand, the Registrant, through Purchaser, a wholly owned subsidiary of Registrant, acquired from Seller Seller's intellectual property to manufacture certain models of Seller's personal handy phones (the "Intellectual Property"). The closing (the "Closing") occurred on June 8, 2005. The purchase price for the Intellectual Property consisted of restricted shares of Registrant's Common Stock of which 8,360,000 shares (the "Initial Shares") were issuable at Closing and 6,640,000 shares are to be delivered to the Seller if the net income (the operating income attributable to the Intellectual Property) for the twelve month period commencing on April 1, 2005 is at least US$5,000,000. Notwithstanding the foregoing, the effective date of the Closing is deemed to be March 15, 2005 so that all sales on and after March 15, 2005 (together with income and expenses associated therewith) are for the account of Purchaser. In connection with the issuance of the Initial Shares, the Shareholders have agreed to return to the Registrant for cancellation 5,000,000 shares of Registrant's Common Stock which they had owned so that the net dilution from the issuance of the Initial Shares will be 3,000,000 shares.

CRITICAL ACCOUNTING POLICIES

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

The Company typically extends credit to its customers. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivables. The Company evaluates the credit risk of its customers by analyzing its accounts receivables aging, utilizing, among customer's financial condition, general economic conditions and estimates of future performance. The Company applies similar procedures to determine the value of the Company's other receivables.

The Company typically records a 10% allowance for accounts receivable that have been outstanding in excess of one year. For accounts receivable that have been outstanding for less than one year, the Company determines an appropriate allowance based on the age of the accounts receivable after consideration of any specific circumstances.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bring the inventories to their present location and condition. The Company valuates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

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

RESULTS OF OPERATION

(1) Three Months Ended June 30, 2005 and 2004:

Net Sales. Net sales decreased by $137,362 or 2% to $7,840,494 for the three months ended June 30, 2005, as compared to $7,977,856 for the three months ended June 30, 2004. During the three months ended June 30, 2004 and 2005, there were no sales to related parties, and sales to individual unrelated parties did not account for 10% or more of sales.

Gross Profit. Gross profit was $1,951,214 or 25% of net sales for the three months ended June 30, 2005, as compared to gross profit of $1,350,369 or 17% of net sales for the three months ended June 30, 2004, an increase of $597,844 or 44%. The increase in both gross profit and gross margin was primarily a result of a change in the sales mix. The Company experienced a significant increase in the sales of computer parts and mobile phones in 2005 as compared to 2004, while MP3s were discontinued from the sales mix. The new products from Teltone even reached the highest gross margin of 31% in the Company.


Selling and Distribution Expenses. Selling and distribution expenses increased by $28,384 or 144% to $48,074 for the three months ended June 30, 2005, as compared to $19,691 for the three months ended June 30, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was primarily as a result of increased personnel and personnel-related expenses related to the launch of the Company's PHS mobile phone product. The major components of selling and distribution expenses are salesmen's compensation, travel expenses, transportation expense and maintenance expense.

General and Administrative Expenses. General and administrative expenses increased by $137,681 or 70% to $334,477 for the three months ended June 30, 2005, as compared to $196,796 for the three months ended June 30, 2004, as a result of increased administrative personnel and personnel-related costs, in particular associated with the launch of the Company's PHS mobile phone product, and audit fees. The major components of general and administrative expenses are audit fees, management compensation, and personnel and personnel-related costs.

Bad Debt Expense. Bad debt expense, was $710,615 or 9% of net sales for the three months ended June 30, 2005, as compared to a recovery of $(318,650) or
(4)% of net sales for the three months ended June 30, 2004. The recovery was an adjustment of the previous provisions. Currently, aged receivables from 9-12 months are allowed for at 25%; 12-24 months are allowed for at 50%; and those older than 24 months are allowed for at 100%. Previously, the following was allowed for: 3-6 months 15%, 6-9 months 25%, 9-12 months 50%, and anything greater than 12 months was allowed for at 100%. The Company determined that the rates previously applied to the outstanding receivables did not reflect the current business condition of the Company and its customer base. The Company is implementing additional procedures to monitor and control accounts receivable and attempt to reduce bad debt expense in future periods.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses was $120,931 for the three months ended June 30, 2005, as compared to $100,594 for the three months ended June 30, 2004, as a result of the acquisition of fixed assets in 2004 to support increased business activities.

Financial Expenses. Financial expenses were $64,864 for the three months ended June 30, 2005, as compared to $107,194 for the three months ended June 30, 2004. The decrease was primarily a result of a decrease in interest expense.

Conversion Premium Expense. Conversion premium expense was $468,563 for the three months ended June 30, 2005, as compared to $-0- for the three months ended June 30, 2004. This represents a one time charge to the income statement. The amount represents a premium on $2,205,000 of debentures that were issued on April 7, 2005.

Compensation Expense Stock Warrants. Compensation expense on stock warrants was calculated at $2,631,116 for the three months ended June 30, 2005, as compared to $-0- for the three months ended June 30, 2004. This represents a one time charge to the income statement. The warrants are attached to the $2,205,000 of debentures that were issued on April 7, 2005.

Other Income. Other income was $7,709 for the three months ended June 30, 2005, as compared to $6,183 for the three months ended June 30, 2004.

Non-Operating Expenses. Non-operating incomes (expenses) were $(56,879) for the three months ended June 30, 2005, as compared to $(50,035) for the three months ended June 30, 2004. As of June 30, 2005 the company had accrued $14,333 for liquidating damages in conjunction with the company's failure to file its' Registration Statement. Per the agreement, the amount is calculated at .5% for each 30 day period

Provision for Income Taxes. The provision for income taxes were zero for the three months ended June 30, 2005, as compared to $97,837 for the three months ended June 30, 2004. The original lines of business of GSIC had a loss which will have not income tax in the current quarter; meanwhile the Teltone had a profit but will have an income tax exemption for two fiscal years since its inception till March 2007.

China has a preferential tax policy for high-tech enterprises that provides for income taxes to be cancelled for the first two profitable years and to be reduced by 50% for the subsequent three years.

Net Income. As a result of the aforementioned factors, net loss was $(2,355,665) for the three months ended June 30, 2005, as compared to net income of $1,206,653 for the three months ended June 30, 2004.

(2) Nine Months Ended June 30, 2005 and 2004:

Net Sales. Net sales increased by $2,580,006 or 17% to $17,734,090 for the nine months ended June 30, 2005, as compared to $15,154,084 for the nine months ended June 30, 2004. During the nine months ended June 30, 2004 and 2005, there were no sales to related parties, and sales to individual unrelated parties did not account for 10% or more of sales.

The nine months ended June 30, 2005 was a transition for the Company. During this quarter, the Company began to concentrate on the marketing of its branded Personal Handy System ("PHS") mobile phone product. The Company expects that sales of this product will increase substantially over the next year, and that gross margins for this product will be higher than for the Company's traditional OEM products, thus resulting in improved operating performance.

Gross Profit. Gross profit was $3,897,111 or 22% of net sales for the nine months ended June 30, 2005, as compared to gross profit of $2,685,798 or 18% of net sales for the nine months ended June 30, 2004, an increase of $1,211,313 or 45%. The Company experienced an increase in gross profit and increase in gross margin in 2005 as compared to 2004, it was primarily a result of a change in the sales mix. The introduction of Teltone's high margin products had improved the overall profitability.

Selling and Distribution Expenses. Selling and distribution expenses increased by $87,530 or 160% to $142,326 for the nine months ended June 30, 2005, as compared to $54,796 for the nine months ended June 30, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was primarily as a result of increased personnel and personnel-related expenses related to the launch of the Company's PHS mobile phone product and Teltone products. The major components of selling and distribution expenses are salesmen's compensation, travel expenses, transportation expense and maintenance expense.

General and Administrative Expenses. General and administrative expenses increased by $426,609 or 99% to $859,230 for the nine months ended June 30, 2005, as compared to $432,621 for the nine months ended June 30, 2004, as a result of increased administrative personnel and personnel-related costs, in particular associated with the launch of the Company's PHS mobile phone product, Teltone product, and audit fees. The major components of general and administrative expenses are audit fees, management compensation, and personnel and personnel-related costs.

Bad Debt Expense. Bad debt expense was $408,891 or 3% of net sales for the nine months ended June 30, 2005, as compared to a recovery of $(684,966) or (5)% of net sales for the nine months ended June 30, 2004. The recovery was an adjustment of the previous provisions. Currently, aged receivables from 9-12 months are allowed for 25%, 12-24 months are allowed for at 50% and those older than 24 months are allowed for at 100%. Previously, the following was allowed for: 3-6 months 15%, 6-9 months 25%, 9-12 months 50%, and anything greater than 12 months was allowed for at 100%. The Company determined that the rates previously applied to the outstanding receivables did not reflect the current business condition of the Company and its customer base. The Company is implementing additional procedures to monitor and control accounts receivable and attempt to reduce bad debt expense in future periods.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses was $329,635 for the nine months ended June 30, 2005, as compared to $239,841 for the nine months ended June 30, 2004, as a result of the acquisition of fixed assets in 2004 to support increased business activities.

Financial Expenses. Financial expenses were $194,087 for the nine months ended June 30, 2005, as compared to $236,144 for the nine months ended June 30, 2004.

Other Income. Other income was $28,662 for the nine months ended June 30, 2005, as compared to $16,221 for the nine months ended June 30, 2004.

Conversion Premium Expense. Conversion premium expense was $468,563 for the nine months ended June 30, 2005, as compared to $-0- for the three months ended June 30, 2004. This represents a one time charge to the income statement. The amount represents a premium on $2,205,000 of debentures that were issued on April 7, 2005.

Compensation Expense Stock Warrants. Compensation expense on stock warrants was calculated at $2,631,116 for the nine months ended June 30, 2005, as compared to $-0- for the three months ended June 30, 2004. This represents a one time charge to the income statement. The warrants are attached to the $2,205,000 of debentures that were issued on April 7, 2005.

Non-Operating Expenses. Non-operating expenses were $76,949 for the nine months ended June 30, 2005, as compared to $58,700 for the nine months ended June 30, 2004. As of June 30, 2005 the company had accrued $14,333 for liquidating damages in conjunction with the company's failure to file its' Registration Statement. Per the agreement, the amount is calculated at .5% for each 30 day period

Provision for Income Taxes. The provision for income taxes, which is computed on a per country basis, was $95,087 for the nine months ended June 30, 2005, as compared to $203,578 for the nine months ended June 30, 2004.

China has a preferential tax policy for high-tech enterprises that provides for income taxes to be cancelled for the first two profitable years and to be reduced by 50% for the subsequent three years. Accordingly, for the nine months ended June 30, 2005 and 2004, the SGIC subsidiary was subject to a tax rate of 15%, reduced by a tax holiday of 7.5%, resulting in a net tax rate of 7.5%. This tax holiday will expire in 2005. However, the Teltone subsidiary will follow the policy and continue to enjoy the tax holiday from its inception in March 2005 to March 2007, and preferential 7.5% tax rate till March 2010.

Net Income. As a result of the aforementioned factors, net loss was $(951,137) for the nine months ended June 30, 2005, as compared to net income of $2,401,146 for the nine months ended June 30, 2004.



FINANCIAL CONDITION

Operating - The Company's operations utilized cash resources of $8,498,194 for the nine months ended June 30, 2005, as compared to generating cash resources of $3,611,013 for the nine months ended June 30, 2004, primarily as a result of cash generated in 2005 to support the increases of accounts receivable and inventories.

The Company had working capital of $6,495,434 at June 30, 2005, as compared to a working capital of $(402,534) at June 30, 2004, reflecting current ratios of
1.36 and .97, respectively. The improvement in working capital during the nine months ended June 30, 2005 was primarily a result of the sale of $2,000,000 of common stock in November 2004, as described herein, sales increasing thereby increasing accounts receivables which were then offset by the increases of payables.

Investing - During the nine months ended June 30, 2005, the Company used $5,333,648 for investing activities, the major components of which were the disposal of property and equipment of $1,152,778, offset by the fixed asset acquisition of $155,826. The decrease in loans receivable of $190,520 also improved the cash flow and the investment in intangible assets used $6,521,120 of capital. During the nine months ended June 30, 2004, the Company utilized $3,797,611 in investing activities, the major components of which were the acquisition of property and equipment of $2,241,954 and an increase in short-term investments of $60,386, a increase in loans receivable of $1,452,349 and an investment in intangible assets of $42,922.

Financing - During the nine months ended June 30, 2005, the Company generated $13,691,208 from financing activities, consisting of the repayment of borrowings of $38,544 offset by total net equity financing of $1,897,053 and paid in capital generated from a beneficial conversion premium $468,563, compensation on stock warrants $2,631,116 and capital issued for intellectual property $6,527,970. During the nine months ended June 30, 2004, the Company utilized $524,150 in financing activities, consisting of the total repayments of the borrowings of $663,293 and a paid in capital increase of $139,143.

At June 30, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ENTRY INTO A MATERIAL AGREEMENT

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

On April 7, 2005, the Registrant also entered into a Registration Rights Agreement with the investors signatory thereto, which provides that on or prior to 45 days after a closing, of which one occurred on April 7, 2005, the Registrant shall prepare and file with the Commission a registration statement ("Registration Statement") covering the resale of all of the Registrable Securities (defined as the shares issuable upon conversion of the Debentures and the shares issuable upon exercise of the Warrants). If the registration statement is not filed within 45 days or is, for any reason, not declared effective within 120 days, the Registrant shall pay liquidated damages to the investors. Such damages shall be paid in cash in an amount equal to 0.5% of the aggregate amount of the Debentures purchased by the investor for the first 30 days (or part thereof) after either the filing date or effective date of the Registration Statement, and for any subsequent 30-day period (or part thereof), thereafter.

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


RECENT ACCOUNTING PRONOUNCEMENTS

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

SUBSEQUENT EVENT

The People's Bank of China, China's central bank, recently announced that with approval from the State Council, and beginning from July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and in reference to a package of currencies. Current US Dollar exchange rate is 8.11 to Chinese RMB, a 2% drop compared with 8.28, the exchange rate prior to July 21, 2005. This change of exchange rate will have no material impact to the overall operation of the Company. However, since the export revenue has accounted for 30% of the total sales, the company will monitor closely the changes in cost and selling price in order to make strategic decisions in a proper way and timely manner.

Item 3. Controls And Procedures

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------
Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.
Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange
Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


         (b)      Changes in Internal Controls.
                  ----------------------------

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

         On April 7, 2005, the Company issued $2,205,000 of Convertible Debentures and issued warrants to purchase up to 100% of the shares issuable upon conversion of the Debentures. Duncon Capital LLC received $176,400 in commissions for serving as placement agent. Pursuant to an Asset Purchase Agreement dated as of June 6, 2005, on June 8, 2005, the Company agreed to issue 8,360,000 shares of its Common Stock to the seller (and/or its designees) of the assets covered by such Agreement. In connection with the purchase, certain of the Company's shareholders agreed to return to the Company for cancellation 5,360,000 shares.

         The  securities   were  issued   pursuant  to  an  exemption  from  the
registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of  Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

         (a)      Exhibits

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

Dated:      August 21, 2005                GLOBAL NATIONAL COMMUNICATIONS CORP.

                                            /s/ Ybin Chen
                                           -------------------------------------
                                           Name:  Ybin Chen
                                           Title: President, Principal Executive
                                                  Officer